Form 10-Q
period 2023-09-30
AI Transportation Acquisition Corp
filed 2023-12-20
CIK 1966734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 001-41860

AI Transportation Acquisition Corp

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 East 53rd Street, Suite 3001 New York, NY	10022
(Address of principal executive offices)	(Zip Code)

+ (86) 1350 1152063

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share, par value $0.0001 per share, and one right to acquire 1/8th of one Ordinary Share	AITRU	The Nasdaq Stock Market LLC
Ordinary Shares included as part of the Units	AITR	The Nasdaq Stock Market LLC
Rights included as part of the Units	AITRW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of December 20, 2023, issued and outstanding there were: (i) 1,725,000 of the Company’s ordinary shares, par value $0.0001 per share, held by the founders (up to 225,000 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised), (ii) 277,750 of the Company’s ordinary shares, par value $0.0001 per share, as private placement shares held by the Company’s sponsor, (iii) 60,000 of the Company’s ordinary shares, par value $0.0001 per share, issued to designees of the representative of the underwriters (the “representative shares”), and (iv) 6,000,000 of the Company’s ordinary shares, par value $0.0001 per share, subject to redemption.

AI TRANSPORTATION ACQUISITION CORP

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION:		3
Item 1.	Financial Statements:	3
	Balance Sheets as of September 30, 2023 and December 31, 2022 (Unaudited)	3
	Statements of Operations for three and nine months ended September 30, 2023 and for the three months ended September 30, 2022 and the period from May 9, 2022 (inception) through September 30, 2022 (unaudited)	4
	Statements of Changes in Stockholders’ Deficit for the Three and Nine Months Ended September 30, 2023 and for the period from May 9, 2022 (Inception) to September 30, 2022 (Unaudited)	5
	Statements of Cash Flows for the Nine Months Ended September 30, 2023 and for the period from May 9, 2022 (Inception) to September 30, 2022 (Unaudited)	6
	Notes to Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	21
PART II - OTHER INFORMATION:		21
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	22

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AI TRANSPORTATION ACQUISITION CORP

BALANCE SHEETS

(UNAUDITED)

	September 30, 2023	December 31, 2022
ASSETS
Cash	$844	$-
Deferred offering costs	178,837	25,000
Total Assets	$179,681	$25,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Promissory note – related party	$159,069	$29,237
Total Current Liabilities	159,069	29,237

Commitments and Contingencies	-	-

Stockholder’s Equity (Deficit)
Ordinary Shares, par value $0.0001; 500,000,000 shares authorized; -1,725,000- and -0- issued and outstanding(1) respectively	173	-
Additional paid-in capital	24,827	-
Accumulated deficit	(4,388)	(4,237)
Total Stockholder’s Equity (Deficit)	20,612	(4,237)
Total Liabilities and Stockholder’s Equity (Deficit)	$179,681	$25,000

(1)	Includes an aggregate of 225,000 Ordinary Shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.

The accompanying notes are an integral part of these unaudited financial statements

AI TRANSPORTATION ACQUISITION CORP

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended	For the three months ended	For the nine months ended	For the Period from May 9, 2022 (inception) through
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Formation and operating costs	$(151)	$-	$(151)	$(4,237)
Net Loss	$(151)	$-	$(151)	$(4,237)

Weighted average shares outstanding, basic and diluted (1)	1,500,000	1,500,000	1,500,000	1,500,000
Basic and diluted net loss per ordinary share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

(1)	Excludes an aggregate of 225,000 Ordinary Shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.

The accompanying notes are an integral part of these unaudited financial statements.

AI TRANSPORTATION ACQUISITION CORP

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

(UNAUDITED)

	Ordinary shares		Additional Paid-In	Accumulated	Total Stockholder’s Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2022	-	$-	$-	$(4,237)	$(4,237)
Issuance of Founder Shares to Sponsor (1)	1,725,000	173	24,827	-	25,000
Net Loss	-	-	-	-	-
Balance – March 31, 2023	1,725,000	173	24,827	(4,237)	20,763
Net Loss	-	-	-	-	-
Balance – June 30, 2023	1,725,000	173	24,827	(4,237)	20,763
Net Loss	-	-	-	(151)	(151)
Balance – September 30, 2023	1,725,000	$173	$24,827	$(4,388)	$20,612

(1)	Includes an aggregate of 225,000 Ordinary Shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.

AI TRANSPORTATION ACQUISITION CORP

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM MAY 9, 2022 (INCEPTION) THROUGH SEPTEMBER 30, 2022

(UNAUDITED)

	Ordinary shares		Additional Paid-In	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance – May 9, 2022 (inception)	-	$-	$-	$-	$-
Net loss	-	-	-	(4,237)	(4,237)
Balance – June 30, 2022	-	-	-	(4,237)	(4,237)
Net loss	-	-	-	-	-
Balance – September 30, 2022	-	$-	$-	$(4,237)	$(4,237)

The accompanying notes are an integral part of these unaudited financial statements

AI TRANSPORTATION ACQUISITION CORP

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30, 2023	For the Period from May 9, 2022 (inception) through September 30, 2022
Cash flows from Operating Activities:
Net Loss	$(151)	$(4,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation and operating costs paid by Sponsor under Promissory Note – Related Party	-	4,237
Net cash used in operating activities	(151)	-

Cash flows from Financing Activities:
Proceeds from issuance of ordinary shares to Sponsor	25,000	-
Proceeds from Promissory note	995	-
Payment of offering costs	(25,000)	-
Net cash provided by financing activities	995	-
		-
Net Change in Cash	844	-
Cash – Beginning of period	-	-
Cash – Ending of period	$844	$-
Supplemental Disclosures of Noncash Financing Activities
Deferred offering costs included in promissory note	$159,069	$25,000

The accompanying notes are an integral part of these unaudited financial statements

AI TRANSPORTATION ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

AI Transportation Acquisition Corp. (the “Company”) is a blank check company incorporated in the Cayman Islands on May 9, 2022. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”). The Company may pursue a business combination target in any industry, section or geography, though it intends to focus the search in the transportation field, including but not limited to logistics, new energy vehicles, smart parking, on-board chips and AI algorithms, automotive services and related areas of intelligent transportation.

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from May 9, 2022 (inception) through September 30, 2023 relates to the Company’s formation and the Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is AI Transportation Corp, a British Virgin Islands business company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on November 8, 2023.

On November 10, 2023, the Company consummated its Initial Public Offering of 6,000,000 units (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $60,000,000, and incurring offering costs of 2,723,448, of which $1,200,000 was for deferred underwriting commissions (see Note 6). The Company granted the underwriter a 45-day option to purchase up to an additional 900,000 Units at the Initial Public Offering price to cover over-allotments.

Simultaneously with the consummation of the closing of the Offering, the Company consummated the private placement of an aggregate of 277,750 units (the “Private Placement Units”) to AI Transportation Corp, the sponsor of the Company (the “Sponsor”), at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $2,777,500 (the “Private Placement”) (see Note 4).

Following the closing of the Initial Public Offering on November 10, 2023, an amount of $60,600,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and a portion of the proceeds from the sale of the Placement Units was placed in a trust account (the “Trust Account”), located in the United States and held as cash items or will be invested only in U.S. government securities with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, that invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination, or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

Note 1 — Description of Organization and Business Operations (Continued)

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the initial business combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek shareholder approval of a Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of how they vote for the Business Combination. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation and if a vote is held to approve a Business Combination by an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company.

The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter. These ordinary shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

The Sponsor has agreed (A) to vote its founder shares, the ordinary shares included in the Placement Units (the “Placement Shares”) and any Public Shares purchased during or after the Initial Public Offering in favor of any proposed Business Combination, (B) not to convert any placement shares in connection with a shareholder vote to approve a proposed initial business combination or sell any placement shares to the Company in a tender offer in connection with a proposed initial business combination and (C) that the founder shares and Placement Units (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

The Company will have until November 10, 2024 to consummate a Business Combination. If the Company is unable to complete a Business Combination within 12 months from the closing of the Initial Public Offering (subject to six one-month extensions after the closing of the offering by depositing into the trust account, for each one-month extension, $199,800, or $229,770 if the underwriters’ over-allotment option is exercised in full ($0.0333 per unit in either case), or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company to pay its franchise and income taxes as well as expenses relating to the administration of the trust account (less up to $50,000 of interest released to the Company to pay taxes and potentially, dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to our obligations under the Companies Act to provide for claims of creditors and the requirements of other applicable law.

Note 1 — Description of Organization and Business Operations (Continued)

Accordingly, we will redeem our public shares as soon as reasonably possible following our 12th month (subject to six one-month extensions to extend the time available for us to consummate our initial business combination, whereby our sponsor, upon five days advance notice prior to the applicable deadline, must deposit into the trust account for each six one-month extension after the closing of the offering by depositing into the trust account, for each one-month extension, $199,800 (or $229,770 if the underwriters’ over-allotment option is exercised in full) amounting to $0.0333 per unit in either case, or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association) and, therefore, we do not intend to comply with those procedures. As such, our shareholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our shareholders may extend well beyond the third anniversary of such date.

The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per unit held in the trust account as of the date of the liquidation of the trust account if less than $10.10 per unit due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay its taxes, if any, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the company’s independent registered accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of September 30, 2023, the Company had $844 of cash in its operating bank account.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 4), and loan from the Sponsor of $159,069 under the Note (as defined in Note 4). The Company has repaid this Note in full on December 6, 2023. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2023, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 1 — Description of Organization and Business Operations (Continued)

Liquidity and Management’s Plans

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management plans to address this uncertainty during period leading up to the Business Combination. There is no assurance that the Company’s plans to consummate an initial Business Combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the IPO, the Company will cease all operations, redeem the public shares and thereafter liquidate and dissolve and the Company expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management plans to address this uncertainty through the Business Combination as discussed above. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as set forth by the Financial Accounting Standards Board (“FASB”), and pursuant to the rules and regulations of the SEC. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the period from May 9, 2022 (inception) through December 31, 2022 included in a registration statement on Form S-1, as amended, declared effective by the SEC on November 8, 2023 and the Company’s Current Report on Form 8-K, as filed with the SEC on November 16, 2023. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934 (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Note 2 — Summary of Significant Accounting Policies (Continued)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Proposed Public Offering, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2023, the Company had $844 of cash in its operating bank account and no cash equivalents. As of December 31, 2022, the Company did not have any cash or cash equivalents.

Cash Held in Trust Account

As of September 30, 2023, the Company had $0 in cash held in the Trust Account. As of November 10, 2023 after IPO, the Company had $60,600,000 in cash held in the Trust Account (see Note 8).

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2022 and September 30, 2023 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the provision for income taxes was deemed to be de minimis for the period from May 9, 2022 (inception) to December 31, 2022 and for the nine months ended September 30, 2023.

Note 2 — Summary of Significant Accounting Policies (Continued)

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At September 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Proposed Public Offering, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (FASB) issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update simplifies the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt—Debt with Conversion and Other Options for convertible instruments and introducing other changes. As a result of FASB ASU No. 2020-06, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost and more convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for smaller reporting companies for fiscal years beginning after December 19, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 19, 2020, including interim periods within those fiscal years. The Company adopted ASU No. 2020-06 upon inception on May 9, 2022. The impact to our balance sheet, statement of operations and cash flows was not material.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 2 — Summary of Significant Accounting Policies (Continued)

Ordinary Shares Subject to Possible Redemption

As discussed in Note 3, all of the 6,000,000 ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable ordinary Share (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. The company elected to apply immediate accretion related to all offering discounts with the accretion reducing additional paid in capital to $0 and any additional accretion charged to accumulated deficit. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus Public Shares would be required to be disclosed outside of permanent equity.

Accordingly, on September 30, 2023, there was no ordinary shares subject to possible redemption that were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

Note 3 —Initial Public Offering

Pursuant to the Initial Public Offering on November 10, 2023, the Company sold 6,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one ordinary share and one right entitling the holder thereof to receive one-eighth (1/8) of one ordinary share upon consummation of our initial business combination (“Public Right”) (see Note 7).

Note 4 — Private Placement

Simultaneously with the Initial Public Offering, the Sponsor purchased an aggregate of 277,750 Private Placement Units at a price of $10.00 per Private Placement Unit for an aggregate purchase price of $2,777,500.

A substantial portion of the proceeds from the sale of the Placement Units was added to the net proceeds from the Initial Public Offering held in the Trust Account. The Placement Units are identical to the Units sold in the Initial Public Offering, except that the placement units and their component securities will not be transferable, assignable or salable until 30 days after the consummation of our initial business combination except to permitted transferees. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Placement Rights underlying the Placement Units will expire worthless.

Note 5 — Related Party Transactions

Founder shares

On January 1, 2023, the Company issued an aggregate of 1,437,500 ordinary shares to the Sponsor for an aggregate purchase price of $25,000 in cash, of which 187,500 shares held by the Sponsor are subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full. The Sponsor transferred 50,000 of those ordinary shares among the Company’s Chief Executive Officer, Chief Financial Officer and three independent directors at their original purchase price pursuant to executed securities assignment agreements, on January 31, 2023. On November 8, 2023, the Company issued a dividend to our initial shareholders in the form of fully-paid shares in the amount of 287,500 founder shares whereby a total of 225,000 shares are subject to forfeiture among the sponsor’s 1,725,000 founder shares if the underwriter does not exercise its over-allotment option in full, which have been retroactively adjusted. The founder shares held by our initial shareholders will represent approximately 20% of our outstanding ordinary shares immediately following the completion of this offering (excluding any placement units and assuming our initial shareholders do not purchase any public shares in this offering).

Note 5 — Related Party Transactions (Continued)

Our initial shareholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (A) six (6) months after the completion of our initial business combination and (B) subsequent to our initial business combination, if the reported last sale price of our ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or if we complete a transaction after our initial business combination which results in all of our shareholders having the right to exchange their shares for cash, securities or other property after our initial business combination (except as described herein under “Principal Shareholders — Restrictions on Transfers of Founder Shares and placement units”). Any permitted transferees will be subject to the same restrictions and other agreements of our initial shareholders with respect to any founder shares. We refer to such transfer restrictions throughout this prospectus as the lock-up.

Promissory Note — Related Party

On June 1, 2022, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Initial Public offering. The note is non-interest bearing and payable on the earlier of (i) December 31, 2023 or (ii) the consummation of the Initial Public Offering. These amounts will be repaid shortly after completion of the Initial Public Offering out of the $440,000 of offering proceeds that has been allocated for the payment of offering expenses. As of September 30, 2023, the Company had borrowed $159,069 under the promissory note with the Sponsor, which was fully repaid on December 6, 2023.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2023, no amounts under such loans have been drawn.

Administrative Support Agreement

Commencing on the date of the prospectus and until completion of the Company’s Business Combination or liquidation, the Company may reimburse AI Transportation Corp, the Sponsor, up to an amount of $10,000 per month for office space, secretarial and administrative support.

Representative Shares

On November 10, 2023, the Company issued 60,000 representative shares to the representative (and/or its designees) as part of representative compensation. The representative shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in this offering pursuant to FINRA Rule 5110 (e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the date of the commencement of sales in this offering, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the date of the commencement of sales in this offering except to any underwriter and selected dealer participating in the offering and their officers, partners, registered persons or affiliates.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the insider shares, as well as the holders of the Placement Units (and underlying securities) and any securities issued in payment of Working Capital Loans made to the Company, will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of Proposed Public Offering. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. Notwithstanding anything to the contrary, the underwriters (and/or their designees) may only make a demand registration (i) on one occasion and (ii) during the five-year period beginning on the effective date of the Proposed Public Offering. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of ordinary shares are to be released from escrow. The holders of a majority of the Placement Units (and underlying securities) and securities issued in payment of working capital loans (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination.

Note 6 — Commitments and Contingencies (Continued)

In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. Notwithstanding anything to the contrary, the underwriters (and/or their designees) may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the Proposed Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements. Notwithstanding anything to the contrary, under FINRA Rule 5110, the underwriters and/or their designees may only make a demand registration (i) on one occasion and (ii) during the five-year period beginning on the effective date of the registration statement relating to the Proposed Public Offering, and the underwriters and/or their designees may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement relating to the Proposed Public Offering.

Underwriters Agreement

The Company granted the underwriter a 45-day option to purchase up to 900,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. The aforementioned option was not yet exercised as of the date hereof.

The underwriters were entitled to a cash underwriting discount of: (i) approximately one point four percent (1.40%) of the gross proceeds of the Initial Public Offering, or $837,500 (or up to $963,120 if the underwriters’ over-allotment is exercised in full). In addition, the underwriters are entitled to a deferred fee of two percent (2.00%) of the gross proceeds of the Initial Public Offering, or $1,200,000 (or up to $1,380,000 if the underwriters’ over- allotment is exercised in full) upon closing of the Business Combination. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Right of First Refusal

For a period beginning on the closing of the Initial Public Offering, and ending 12 months from the closing of a business combination, we have granted EF Hutton, division of Benchmark Investments, LLC a right of first refusal to act as lead-left book running manager and lead left manager for any and all future private or public equity, convertible and debt offerings during such period. In accordance with FINRA Rule 5110(g)(6)(A), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement of which this prospectus forms a part.

Note 7 – Shareholders’ Equity

Ordinary shares — The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. On December 31, 2022, there were 100 ordinary shares issued and outstanding, which was surrendered on November 8, 2023 and have been retroactively adjusted. On January 1, 2023, the Company issued an aggregate of 1,437,500 ordinary shares to the Sponsor for an aggregate purchase price of $25,000 in cash, of which 187,500 shares held by the Sponsor are subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full. The Sponsor transferred 50,000 of those ordinary shares among the Company’s Chief Executive Officer, Chief Financial Officer and three independent directors at their original purchase price pursuant to executed securities assignment agreements, on January 31, 2023. On November 8, 2023, the Company issued a dividend to our initial shareholders in the form of fully-paid shares in the amount of 287,500 founder shares whereby a total of 225,000 shares are subject to forfeiture among the sponsor’s 1,725,000 founder shares if the underwriter does not exercise its over-allotment option in full, which have been retroactively adjusted. The Sponsor and officers and directors (i.e., the Initial Shareholders) will own approximately 20% of the issued and outstanding shares after the Initial Public Offering (assuming the Initial Shareholders do not purchase any Public Shares in the Initial Public Offering and excluding the Placement Units).

Note 7 — Shareholders’ Equity (Continued)

On September 30, 2023, there was 1,725,000 shares issued and outstanding. On November 10, 2023, as a result of closing of the IPO and no exercise of the Representative’s Over-Allotment Option, there were 2,062,750 ordinary shares issued and outstanding, excluding 6,000,000 ordinary shares subject to possible redemption.

Rights — Each holder of a right will receive one-eighth (1/8) of one Ordinary Share upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon exchange of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the unit purchase price paid for by investors in the IPO. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the Ordinary Shares will receive in the transaction on an as-converted into Ordinary Shares and each holder of a Right will be required to affirmatively convert its Rights in order to receive 1/8 of one Ordinary Share underlying each Right (without paying additional consideration).

The Placement Units are identical to the Units sold as part of the public Units in this offering, except as described in the Company’s Registration Statement and prospectus, including in part that the initial purchasers agreed not to transfer, assign or sell any of the Placement Units or underlying securities (except in limited circumstances, as described in the prospectus) until 30 days following the completion of the Company’s initial business combination. Such initial purchasers were granted certain demand and piggyback registration rights in connection with the purchase of the Placement Units. The Placement Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

The Ordinary Shares issuable upon exchange of the Rights will be freely tradable (except to the extent held by affiliates of the Company). Additionally, in no event will the Company be required to net cash settle the rights. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights. Accordingly, the rights may expire worthless.

Note 8 – Subsequent Events

On November 10, 2023, the Company consummated its Initial Public Offering of 6,000,000 units (the “Units” and, with respect to the Ordinary Shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $60,000,000 (the “Initial Public Offering”) (as disclosed in Note 3). The Company granted the underwriter a 45-day option to purchase up to an additional 900,000 Units at the Initial Public Offering price to cover over-allotments, if any. As of the date of this quarterly report, the over-allotment option was not exercised.

Simultaneously with the consummation of the closing of the Offering, the Company consummated the private placement of an aggregate of 277,750 units (the “Placement Units”) to the Sponsor at a price of $10.00 per Unit, generating gross proceeds of $2,777,500 (the “Private Placement”) (see Note 4).

Following the closing of the Initial Public Offering on November 10, 2023, an amount of $60,600,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and a portion of the proceeds from the sale of the Placement Units was placed in a trust account (the “Trust Account”).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to AI Transportation Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to AI Transportation Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Form S-1 declared effective with the SEC on November 8, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

The Company is a blank check company formed under the laws of the Cayman Islands on May 9, 2022 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination (a “Business Combination”) with one or more businesses. The Company intends to effectuate its initial Business Combination using cash from the proceeds of our initial public offering (“Initial Public Offering”) the private placement of the placement units (“Placement Units”), the proceeds of the sale of our securities in connection with our initial Business Combination, our shares, debt or a combination of cash, stock and debt.

The issuance of additional shares in connection with an initial Business Combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the founder shares resulted in the issuance of ordinary shares on a greater than one-to-one basis upon conversion of the founder shares;

●	may subordinate the rights of holders of our ordinary shares if preferred shares are issued with rights senior to those afforded our ordinary shares;

●	could cause a change in control if a substantial number of shares of our ordinary shares is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our ordinary shares and/or rights.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our initial Business Combination plans. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”) and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to continue to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the nine months ended September 30, 2023, we had a net loss of $151, which was operating costs.

For the period from May 9, 2022 (Inception) to September 30, 2022, we had a net loss of $4,237, which was formation costs.

Liquidity and Capital Resources

As of September 30, 2023, we had available to us $844 of cash on our balance sheet and a working capital of $158,225.

On November 10, 2023, the Company consummated its Initial Public Offering of 6,000,000 units (the “Units” consisting of one Ordinary share and one right entitling the holder thereof to receive one-eighth (1/8) of one ordinary share of upon consummation of our initial business combination. (the “Public Shares”)), at $10.00 per Unit, generating gross proceeds of $60,000,000, and incurring offering costs of 2,723,448, of which $1,200,000 was for deferred underwriting commissions. The Company granted the underwriter a 45-day option to purchase up to an additional 900,000 Units at the Initial Public Offering price to cover over-allotments.

Simultaneously with the consummation of the closing of the Initial Public Offering, the Company consummated the private placement of an aggregate of 277,750 units (the “Private Placement Units”) to AI Transportation Corp, the sponsor of the Company (the “Sponsor”), at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $2,777,500 (the “Private Placement”).

As of the date hereof, the underwriters have not yet exercised their option to purchase an additional 900,000 Option Units pursuant to the exercise of the over-allotment option.

We intend to use the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

If the Company anticipates that it may not be able to consummate our initial Business Combination within 12 months, the Company may extend the period of time to consummate a Business Combination by up to six one month extensions for a total of up to 18 months to complete a Business Combination, subject to the Sponsor depositing additional funds into the Trust Account as set out below. Public shareholders, in this situation, will not be offered the opportunity to vote on or redeem their shares. Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement to be entered into between us and Continental Stock Transfer & Trust Company on the date of this prospectus, in order for the time available for us to consummate our initial Business Combination to be extended, our Sponsor or its affiliates or designees, must deposit for each one-month extension, $199,800 (or $229,770 if the underwriters’ over-allotment option is exercised in full) amounting to $0.0333 per unit in either case, into the Trust Account on or prior to the date of the applicable deadline. Any such payments would be made in the form of non-interest bearing loans. If the Company completes our initial Business Combination, the Company will, at the option of our Sponsor, repay such loaned amounts out of the proceeds of the Trust Account released to us or convert a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the placement units. If the Company do not complete a business combination, the Company will repay such loans only from funds held outside of the Trust Account. Furthermore, the letter agreement with our initial shareholders contains a provision pursuant to which our sponsor has agreed to waive its right to be repaid for such loans to the extent there is insufficient funds held outside of the Trust Account in the event that the Company do not complete a business combination. Our sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our initial Business Combination. In the event the Company receives notice from the sponsor of their intent to effect an extension, the Company intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. The public shareholders will not be afforded an opportunity to vote on the extension of time to consummate an initial Business Combination from 12 months to up to 18 months described above or redeem their shares in connection with such extensions.

Going Concern Consideration

The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the IPO, the Company will cease all operations, redeem the public shares and thereafter liquidate and dissolve and the Company expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management plans to address this uncertainty through the Business Combination as discussed above. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period. The accompanying financial statement has been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. Commencing on the date of the prospectus and until completion of the Company’s Business Combination or liquidation, the Company may reimburse AI Transportation Corp, the Sponsor, up to an amount of $10,000 per month for office space, secretarial and administrative support.

The Underwriter was paid a cash underwriting fee of 1.4% of gross proceeds of the Public Offering, or $837,500. In addition, the Underwriter is entitled to aggregate deferred underwriting commissions of $1,200,000 consisting of 2.0% of the gross proceeds of the Public Offering. The deferred underwriting commissions will become payable to the Underwriter from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that due to inadequate segregation of duties within account processes and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping, during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended September 30, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus dated November 8, 2023 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On November 10, 2023, simultaneously with the consummation of the closing of the Offering, the Company consummated the private placement of an aggregate of 277,750 units (the “Private Placement Units”) to AI Transportation Corp, the sponsor of the Company (the “Sponsor”), at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $2,777,500 (the “Private Placement”). No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The placement units (and underlying placement shares) are identical to the units sold in this offering. Our initial shareholders have agreed (A) to vote their placement shares in favor of any proposed business combination, (B) not to convert any placement shares in connection with a shareholder vote to approve a proposed initial business combination or sell any placement shares to us in a tender offer in connection with a proposed initial business combination and (C) that the placement shares shall not participate in any liquidating distribution from our trust account upon winding up if a business combination is not consummated. In the event of a liquidation prior to our initial business combination, the placement units will likely be worthless.

Use of Proceeds from the Public Offering

On November 10, 2023, the Company consummated its Initial Public Offering of 6,000,000 units (the “Units” consisting of one Ordinary share and one right entitling the holder thereof to receive one-eighth (1/8) of one ordinary share of upon consummation of our initial business combination (the “Public Shares”)), at $10.00 per Unit, generating gross proceeds of $60,000,000, and incurring offering costs of 2,723,448, of which $1,200,000 was for deferred underwriting commissions. The Company granted the underwriter a 45-day option to purchase up to an additional 900,000 Units at the Initial Public Offering price to cover over-allotments.

As of the date hereof, the underwriters have not yet exercised their option to purchase an additional 900,000 Option Units pursuant to the exercise of the over-allotment option.

The securities sold in the Public Offering were registered under the Securities Act on the Company’s registration statement on Form S-1 (No. 333-270558). The SEC declared the registration statement effective on November 8, 2023.

Of the gross proceeds received from the Initial Public Offering and a portion of the proceeds of the Private Placement Units, $60,600,000 was placed in a Trust Account at the closing on November 10, 2023. We issued 60,000 of the Company’s ordinary shares, par value $0.0001 per share, to designees of the representative of the underwriters (the “representative shares”). We paid a total of $837,500 in underwriting discounts and commissions and $685,948 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $1,200,000 in underwriting discounts and commission.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibits
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AI Transportation Acquisition Corp.

Date: December 20, 2023	By:	/s/ Yongjin Chen
Yongjin Chen
Chief Executive Officer

