Form 10-K
period 2023-12-31
AI Transportation Acquisition Corp
filed 2024-04-05
CIK 1966734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

Commission File Number: 001-41860

AI Transportation Acquisition Corp

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 East 53rd Street, Suite 3001 New York, NY	10022
(Address of principal executive offices)	(Zip Code)

+ (86) 1350 1152063

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share, par value $0.0001 per share, and one right to acquire 1/8th of one Ordinary Share	AITRU	The Nasdaq Stock Market LLC
Ordinary Shares included as part of the Units	AITR	The Nasdaq Stock Market LLC
Rights included as part of the Units	AITRR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $0.

As of April 5, 2024, there were 7,837,750 of the Company’s ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations.

Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Companies Act” are to the Companies Act (Revised) of the Cayman Islands, as the same may be amended from to time;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our Public Rights (as defined below);

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“founder shares” (which includes the representative shares) are to our ordinary shares initially purchased by our sponsor including those shares purchased in a private placement prior to our initial public offering;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on November 10, 2023;

●	“initial shareholders” are to our sponsor and any other holders of our founder shares (including the holders of the representative shares) prior to our initial public offering (or their permitted transferees);

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers and directors;

●	“Nasdaq” are to the Nasdaq Stock Market;

●	“ordinary shares” are to our single class of ordinary shares par value $0.0001 per share;

●	“placement rights” are to our private rights to acquire 1/8th of one ordinary share included within the placement units purchased by our sponsor in the private placement;
●	“placement shares” are to our ordinary shares included within the placement units purchased by our sponsor in the private placement;
●	“placement units” are to the units purchased by our sponsor, with each placement unit consisting of one placement share and one placement right;

●	“placement shares” are to our ordinary shares included within the placement units purchased by our sponsor in the private placement;
●	“private placement” are to the private placement of 277,750 placement units at a price of $10.00 per unit, for an aggregate purchase price of $2,777,500, which occurred simultaneously with the completion of our initial public offering;

●	“public shares” are to shares of our ordinary shares sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public shareholders” are to the holders of our public shares, including our initial shareholders and management team to the extent our initial shareholders and/or members of our management team purchase public shares, provided that each initial shareholder’s and member of our management team’s status as a “public shareholder” shall only exist with respect to such public shares;

●	“public rights” are to our rights to receive one-eighth (1/8) of one ordinary share upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination provide that no fractional shares will be issued upon exchange of the rights;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2023;

●	“representative” are to EF Hutton LLC, who is the representative of the underwriters in our initial public offering;

●	“rights agent” are to Continental;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to AI Transportation Corp;

●	“S-1 Registration Statement” are to the Form S-1 filed initially with the SEC on March 15, 2023, as amended;

●	“trust account” are to the trust account maintained by the trustee in which the net proceeds of the sale of the units and placement units (including to reflect the underwriters exercise of the overallotment in full) in the initial public offering was placed on November 10, 2023;

●	“trustee” are to Continental;

●	“underwriters” are to the underwriters of our initial public offering, for which the representative is acting as representative;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one right; and

●	“we,” “us,” “Company” or “our Company” are to AI Transportation Acquisition Corp.

PART I

Item 1.	Business

General

We are a blank check company incorporated on May 9, 2022, as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of this offering and the private placement of the units, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of this offering or otherwise), shares issued to the owners of the target, debt issued to banks or other lenders or the owners of the target, or a combination of the foregoing.

We intend to focus our search for a target business in the AI transportation industry, specifically focused on logistics, new energy vehicles, smart parking, on-board chips, AI algorithms, automotive services, and other types of “intelligent transportation.” We believe that deep learning, reinforced learning, big data, cloud computing, IoT, and other cutting-edge technologies, such as that promoted by the Institute for AI Research in the field of AI+Transportation, which focuses on self-driving, smart traffic network and cooperative vehicle infrastructure, will facilitate overcoming key technological obstacles to building intelligence into cities’ transportation network, restructuring the smart transportation ecosystem, and realizing safer, greener, more comfortable and efficient travel. To date, our efforts have been limited to organizational activities as well as activities related to our offering. We have not selected any potential business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any potential business combination target.

Our sponsor, AI Transportation Corp., a newly-formed British Virgin Islands company, purchased an aggregate of 277,750 placement units at a price of $10.00 per unit, for an aggregate purchase price of $2,777,500. Each placement unit is identical to the units sold in the IPO, except as described in the registration statement. Our sponsor and certain of our officers and directors own an aggregate of 1,500,000 founder shares following the forfeiture of 225,000 shares because the underwriters declined to exercise its over-allotment option to purchase up to an additional 900,000 Units at $10.00 per Unit.

The registration statement (the “Registration Statement”) for the Company’s initial public offering (the “Initial Public Offering” or the “Offering”) was declared effective on November 8, 2023. In connection with the Initial Public Offering, the Company granted the underwriter a 45-day option to purchase up to an additional 900,000 Units at the Initial Public Offering price to cover over-allotments. On December 26, 2023, the Underwriters advised the Company that it has elected not to exercise the over-allotment option and thereby forfeit the option. As a result, on December 29, 2023, the Company cancelled a total of 225,000 of the Company’s sponsor shares, issued to AI Transportation Corp. thereby reducing the sponsor’s total shares to 1,500,000.

On November 10, 2023, simultaneously with the closing of the IPO, the Company completed a private placement of an aggregate of 277,750 private placement units (the “Placement Units”), at a price of $10.00 per Private Placement Unit, generating gross proceeds of $2,777,500 (the “Private Placement”). The Placement Units are identical to the Units sold as part of the public Units in the IPO, except as described in the Company’s Registration Statement, including in part that the initial purchasers agreed not to transfer, assign or sell any of the Placement Units or underlying securities (except in limited circumstances) until 30 days following the completion of the Company’s initial business combination. Such initial purchasers were granted certain demand and piggyback registration rights in connection with the purchase of the Placement Units. The Placement Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

A total of $60,600,000, comprised of the proceeds from the IPO after offering expenses and a portion of the proceeds of the sale of the 277,750 Placement Units, was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to us to pay our taxes, our Amended and Restated Charter will provide that the proceeds from this offering and the sale of the placement units, will not be released from the trust account until the earliest of (a) the completion of our initial business combination, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated certificate of incorporation to (i) modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination, or (ii) to redeem 100% of our public shares if we do not complete our initial business combination within twelve months from the closing of this offering (or up to a total of 18 months if we extend the original twelve months, through six one-month extensions provided that, pursuant to the terms of the Company’s amended and restated certificate of incorporation and the trust agreement between Continental Stock Transfer & Trust Company and the Company, an additional $0.0333 per unit for each month extended totaling $199,800 is deposited into the trust, subject to applicable law).

Each Placement Unit is identical to the units offered in the Registration Statement except as described below. There are no redemption rights or liquidating distributions from the trust account with respect to the founder shares or placement shares, which will expire worthless if we do not consummate a business combination within 12 months from the closing of this offering (subject to six one-month extensions after the closing of the IPO by depositing into the trust account, for each one-month extension, $199,800 ($0.0333 per unit). Our initial shareholders have agreed to waive their redemption rights with respect to any founder shares or placement shares (i) in connection with the consummation of a business combination, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto, to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the completion of this offering or with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (iii) if we fail to consummate a business combination within 12 months from the completion of this offering (subject to six one-month extensions after the closing of the IPO by depositing into the trust account, for each one-month extension, $199,800 (representing $0.0333 per public unit) or if we liquidate prior to the expiration of the 18-month period. However, our initial shareholders are entitled to redemption rights with respect to any public shares held by them if we fail to consummate a business combination or liquidate within the 18-month period. A portion of the purchase price of the placement units was added to the proceeds from this offering to be held in the trust account such that $60,600,000 is held in the trust account. If we do not complete our initial business combination within 12 months from the closing of this offering (subject to six one-month extensions after the closing of the IPO by depositing into the trust account, for each one-month extension, $199,800 (representing $0.0333 per public unit), the proceeds from the sale of the placement units held in the trust account will be used to fund the redemption of our public shares (subject to the requirements of applicable law) and the placement units and placement shares will expire worthless.

On December 29, 2023, the Company issued a press release and a Current Report on Form 8-K announcing that the holders of the Company’s units (the “Units”) may elect to separately trade the Company’s ordinary shares, par value $0.0001 per share and rights included in the Units commencing on or about January 2, 2024. Each Unit consists of one Ordinary Share and one Right. Each Right entitles the holder to receive one-eighth (1/8) of one Ordinary Share upon consummation of its initial business combination. The Ordinary Shares and Rights that are separated will trade on the Nasdaq under the symbols “AITR” and “AITRR,” respectively. Those units not separated will continue to trade on the Nasdaq under the symbol “AITRU.” Holders of Units will need to have their brokers contact Continental Stock Transfer & Trust Company, the Company’s transfer agent, in order to separate the Units into Ordinary Shares and Rights.

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from May 9, 2022 (inception) through December 31, 2023, relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash in bank and cash held in trust account from the proceeds derived from the Initial Public Offering.

The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

Our Management Team

For more information on the experience and background of our management team, see the section entitled “Management.”

Business Strategy

Our business strategy is to identify and complete one or more Business Combinations with a target operating in the AI transportation industry, specifically focused on logistics, new energy vehicles, smart parking, on-board chips, AI algorithms, automotive services, and other types of “intelligent transportation” that is compliant with all applicable laws and regulations within the jurisdictions in which it is located or operates. We will seek potential targets which we believe can materially grow revenue and earnings both organically and inorganically through the efforts of our management team. These may include targets that can benefit from access to capital in order to: (i) increase spending on strategic initiatives that are expected to generate favorable returns and which can accelerate revenue and earnings growth; (ii) invest in infrastructure or technology; or (iii) fundamentally restructure their business operations.

We plan to leverage our management team’s network of potential proprietary and public transaction sources where we believe a combination of our relationships, knowledge and experience in the technology sector could effect a positive transformation or augmentation of existing businesses to improve their overall value. Over the course of their careers, the members of our management team have developed a comprehensive network of contacts and corporate relationships that we believe will serve as a useful source of acquisition opportunities. We plan to leverage relationships with management teams of public and private companies, investment professionals at private equity firms and other financial Sponsors, owners of private businesses, investment bankers, restructuring advisers, consultants, attorneys and accountants, which we believe should provide us with a number of Business Combination opportunities.

There is no geographic limitation to the location of targets, as these types of opportunities are not necessarily bound by geography. While evaluating any Business Combination, we believe that the stage of the market should be considered whether it is a new, transitioning, or a mature market. Our management team believes that the AI era will not only profoundly change and influence the consumer sector, but also revolutionize it. Under the persistent influence of disruptive technologies, aspects of society can improve through new levels of efficiency, productivity and convenience. Presently, AI is the main trend of future scientific and technological development.1 Many in the transportation sector have already identified the infinite potential of AI, with the global market forecast to reach $3,870,000,000 by 2026.2 Transportation is fundamental to supporting economic growth, creating jobs and connecting people to essential services such as healthcare or education. But in many developing countries, the benefits are not being realized, as more than one billion people still live more than 2 kilometers from an all-weather road, where lack of access is inextricably linked to poverty and one in six women globally do not look for jobs out of fear of harassment in transit.3 Road crashes claim more than 1.35 million lives annually, however 93% of the deaths occur in developing countries.4 There is also an urgent need to reduce the climate impact of transport, as domestic and international transport already contribute to more than 23% of global greenhouse gas (“GHG”) emissions.5 As populations, economies, and the need for mobility grow, GHG emissions from transport could increase by as much as 60% by 2050 if left unchecked.6

When it comes to transportation, developing countries face a dual challenge: ensuring everyone has access to efficient, safe, and affordable mobility, and doing so with a much smaller climate footprint. Ambitious investments in solutions such as high-quality public transport, well-connected cities, non-motorized transport options, and cleaner technologies can help achieve development progress and climate targets simultaneously.7

1 The Future of AI: How Artificial Intelligence Will Change the World | Built In

2 AI In Transportation Market | Size, Share, Growth | 2022 to 2027 (marketdataforecast.com)

3 WBTransportNarrative.pdf (worldbank.org)

4 Global Road Safety Facility | GRSF

5 Decarbonising Transport initiative | ITF (itf-oecd.org)

6 See Id.

7 Global Facility to Decarbonize Transport (GFDT) (worldbank.org)

Our management team, as well as industry experts, believe that technological innovation through intelligent transportation has endless possibilities with a pressing need to decrease congestion, increase efficiency, transition to the use of sustainable materials, reduce contribution to pollution and increase transportation availability to those in underserved communities. The application of AI in the transportation industry can be seen as a process from internet technology to operational technology to evolutionary technology. Initially, the transportation industry must invest significant resources to realize informationization and digitization, in order to mine data value, export products and services, and form a standardized operation process and model in order to achieve intelligence. Digitalization, intelligence and automation are the main themes of global industrial development and the mainstream trends in the digital information era. Our management team believes that future investment, construction and application of the intelligent transportation to this industry will need comply with this trend.

Global population growth and continuing improvement in global living standards, particularly in developing nations, is expected to drive ongoing growth in demand for AI and AI powered technologies, including in the automobile sector, both for commercial and personal uses. In light of this, we intend to capitalize on the team’s broader experience and connections in the AI and technology industries to identify, acquire and operate a business that may provide opportunities for attractive risk-adjusted returns, with a particular focus on opportunities aligned with AI, technology and transportation. Our management team believes this area of focus represents a growing, favorable and highly fragmented market opportunity to consummate a business combination.

We have not identified any particular geographical area or country in which we may seek a business combination. However, our sponsor and members of our Board of Directors and management have significant business ties to and are based in China. We may consider a business combination with an entity or business with a physical presence or other significant ties to China, including Hong Kong and Macau, which may subject the post-business combination business to the laws, regulations and policies of China. Any target for a business combination may conduct operations through subsidiaries in China. The legal and regulatory risks associated with doing business in China may make us a less attractive partner in an initial business combination than other special purpose acquisition companies that do not have any ties to China. As such, our ties to China may make it harder for us to complete an initial business combination with a target company without any such ties.

Business Combination Criteria

In line with our strategy, we have identified the following general criteria and guidelines that we believe are important to assess future business objectives. We intend to use these standards and guidelines to assess acquisition opportunities, but we may decide to conduct our initial business merger with target businesses that does not meet these standards and guidelines.

We believe that in the AI transportation industry, a considerable number of target companies can benefit from the large-scale operation of new capital and the integration of production and transportation, which we believe will bring considerable revenue and revenue growth.

We intend to acquire one or more businesses that have one or more of the following characteristics:

●	AI transportation businesses. We will look for companies that are or may enter the AI transportation field, and these companies can benefit from the deep operating experience of our management team and the huge industry network. In addition, our operational and financial experience in automotive and automotive related areas will enable us to effectively assess the reliability of potential target business plans, the ability to manage execution, and the potential impact of future mobility trends. The collective image of our management team enables us to effectively work diligently, quickly evaluate opportunities and identify opportunities for shareholder value creation.

●	Growth of the business. We believe that growth focuses on future growth, not the past, and we must look at the future from the perspective of ceiling theory. Growth needs to be qualitative and cannot be accurately quantified. For emerging industries, the reference of historical data is of little significance. For mature industries, longer historical data (preferably covering a complete economic cycle) can provide some clues, which is still necessary as a reference.

●	Barriers to entry. We believe that companies need to find their own position, find their core competitiveness, or competitive advantage, and build their own competitive barriers.

●	Core competencies. We believe that only companies with core and competitive capabilities can succeed. Core competitiveness includes shareholder structure, founders, core teams, research and development capabilities, professionalism, and business management models. For example, the founder and core team, the personnel matching team has more advantages, in addition, the quality, character, and business capabilities of enterprise leaders are the core influencing factors in the development of the enterprise.

●	Consolidation opportunities. We will seek businesses that can lay a solid foundation for industry consolidation and expansion.

●	Can benefit from becoming a listed company. We will seek businesses that can benefit from listed companies, including wider access to equity and debt capital markets, a public image related to listed companies, and stricter governance disciplines compared with private companies.

The foregoing standards and guidelines are not exhaustive. Any assessment relating to the benefits of a particular initial business merger may be based on these general criteria and guidelines as well as other considerations, criteria and guidelines that our management may consider relevant.

Our acquisition strategy is to identify an untapped opportunity within the intelligent transportation systems and mobility industry and offer a public-ready business, a facility through which to enter the public sphere, access capital markets, and advance its priorities. We intend to focus on companies that have a solid technological foundation and promising market opportunities, which have so far refrained from becoming public for a variety of reasons. We hope to serve as an attractive partner for those companies, enabling them to go public in an alternate, more easily accessible manner — a business combination transaction — and to thereby benefit from the capital-raising options available for a publicly traded company in the U.S.

Our sponsor’s participants and their affiliates have extensive experience and expertise in strategic investments in public and private companies where they have a strong investment conviction driven by clearly identifiable growth opportunities. We will apply a similar investment philosophy and approach to analyze prospective targets and identify an attractive business combination.

Our Acquisition Process

We intend to leverage our competitive strengths to consummate an attractive Business Combination including by utilizing our extensive sourcing network of our management team to identify target businesses servicing the electric vehicle industry that we believe are underperforming, and leverage our network to streamline the diligence process, to achieve a deep level of understanding of the operations of such target businesses. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships that we believe will serve as a useful source of acquisition opportunities.

In evaluating prospective Business Combinations, we expect to conduct a thorough due diligence review process that will encompass, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate. Our diligence regime includes extensive bottom-up fundamental research and analysis, as well as analysis of the overall industry and competitive landscape. We intend to apply rigorous, criteria-based, disciplined, and valuation-centric metrics to acquire a target on terms that we believe provide significant upside for a short-term investment and provide a potential to grow organically as well as through acquisitions. We intend to acquire a target company that we believe can offer an attractive risk-adjusted return for shareholders.

We will seek to structure the proposed Business Combination at a price that management deems attractive relative to our view of intrinsic value and future potential. We intend to develop and implement strategies to improve the business’s operational and financial performance and create a platform for growth. We intend to structure and execute a Business Combination that will provide the combined business with a capital structure that will support the growth in shareholder value and give it the flexibility to grow organically and/or through strategic acquisitions or divestitures.

We will evaluate companies to determine the strength of their management team and how well their team could work with and benefit from the capabilities of our management to tangibly improve the operations and market position of the target company. We will spend significant time assessing a company’s leadership, operational capabilities, financial results, and ability to maximize its human capital efficiency over time.

We are not prohibited from pursuing a Business Combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our Business Combination with a company that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm to ascertain that our Business Combination is fair to our company from a financial point of view.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our Business Combination. Our Amended and Restated Certificate of Incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Sourcing of Potential Target Businesses

Our process of identifying acquisition targets will leverage our Sponsor and our management team’s industry experiences, proven deal sourcing capabilities and broad and deep network of relationships in numerous industries, including executives and management teams, private equity groups and other institutional investors, large business enterprises, lenders, investment bankers and other investment market participants, restructuring advisers, consultants, attorneys and accountants, which we believe should provide us with a number of Business Combination opportunities. We expect that the collective experience, capability and network of our Sponsor, our directors and officers, combined with their individual and collective reputations in the investment community, will help to create prospective Business Combination opportunities.

In addition, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Annual Report and know what types of businesses we are targeting. Our officers and directors, as well as their respective affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.

We also expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction; in which case any such fee will be paid out of the funds held in the Trust Account.

In no event, however, will our Sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the Company prior to, or for any services they render in order to effectuate, the completion of our Business Combination (regardless of the type of transaction that it is). None of our Sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective Business Combination target in connection with a contemplated acquisition of such target by us.

We are not prohibited from pursuing a Business Combination with a business that is affiliated with our Sponsor, officers, or directors. In the event we seek to complete our Business Combination with a business that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from either an independent investment banking firm that is a member of FINRA or an independent accounting firm that our Business Combination is fair to our Company from a financial point of view. Furthermore, in the event that we seek such a Business Combination, we expect that the independent members of our board of directors would be involved in the process for considering and approving the transaction.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of our Sponsor, pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such entity, subject to their fiduciary duties under Delaware law.

Competition

In identifying, evaluating and selecting a target business for our Business Combination, we may encounter competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic Business Combinations. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the Business Combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our Business Combination and our outstanding Public Rights, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating a Business Combination.

Facilities

Our executive offices are located at 10 East 53rd Street, Suite 3001, New York, NY 10022 and our telephone number is + (86) 1350 1152063. We consider our current office space adequate for our current operations. An affiliate of our Sponsor has agreed to make available to our Sponsor certain general and administrative services, including such office space and the Company has agreed to pay to the affiliate of our Sponsor, $10,000 per month for up to twelve months, subject to extension to up to 18 months, for such administrative services.  $20,000 and $0 was accrued as of December 31, 2023 and 2022.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our Business Combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our Business Combination and the stage of the Business Combination process we are in. We do not intend to have any full-time employees prior to the completion of our Business Combination.

Periodic Reporting and Financial Information

We have registered our ordinary shares and rights under the Exchange Act and have reporting obligations as a result, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accounting firm.

We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements may be required to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our Business Combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2024, as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large-accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the completion of our Business Combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes- Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our ordinary shares held by non-affiliates did not equal or exceed $250.0 million as of the prior June 30, or (2) our annual revenues did not exceed $100.0 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates did not equal or exceed $700.0 million as of the prior June 30.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 12 months preceding December 31, 2023.

Risk Factors Summary

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination. See “Risk Factors,” page 43 for further information.

●	If we seek shareholder approval of our initial business combination, our initial shareholders and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination and could increase the probability that our initial business combination would be unsuccessful.

●	The requirement that we complete an initial business combination within the period to consummate the initial business combination may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.10 per share, or less than such amount in certain circumstances, and our rights will expire worthless.

●	Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through courts in the United States may be limited.

Risks Related to Acquiring or Operating Businesses in the PRC

●	We may undertake our initial business combination with an entity or business which is based in a foreign country, including China, and the laws and regulations of such foreign countries may not afford U.S. investors or regulatory agencies access to information normally available to them with respect to U.S. based entities.

●	Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act (the “HFCA Act”) if the PCAOB determines that it cannot inspect or fully investigate our auditor. In that case, Nasdaq would delist our securities. The delisting of our securities, or the threat of their being delisted, may materially and adversely affect the value of your investment. Additionally, the inability of the PCAOB to conduct inspections may deprive our investors with the benefits of such inspections.

●	U.S. laws and regulations, including the HFCA Act, may restrict or eliminate our ability to complete a business combination with certain companies, particularly those acquisition candidates with substantial operations in China.

●	We may not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), or ultimately prohibited.

●	Recent regulatory actions by the government of the People’s Republic of China with respect to foreign capital efforts and activities, including Business Combinations with offshore shell companies such as SPACS, may adversely impact our ability to consummate a business combination with a China based entity or business, or materially impact the value of our securities following any such business combination.

●	The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership.

●

Uncertainties in the interpretation and enforcement of PRC laws and regulations and changes in policies, rules, and regulations in China, which may be quick with little advance notice, could limit the legal protection available to you and us.

●

We will not conduct an initial business combination with any target company that conducts operations through VIEs, which may limit the pool of acquisition candidates we may acquire in the PRC and make it more difficult and costly for us to consummate a business combination with a target business operating in the PRC.

●	PRC M&A Rules governing mergers and acquisitions (“PRC M&A Rules”) and other PRC regulations may make it more difficult for us to complete an acquisition of a target business.

●	If the Securities Regulatory Commission (CSRC), the Cyberspace Administration of China (CAC) or another PRC regulatory body subsequently determines that its approval is needed for this offering, for a business combination, the issuance of our ordinary shares upon exercise of the rights, or maintaining our status as a publicly listed company outside of China, we may face approval delays, adverse actions or sanctions by applicable PRC regulatory agencies.

●

You may experience difficulties in effecting service of legal process, enforcing foreign judgments, or bringing actions in China against us or our management and directors based on foreign laws. It may also be difficult for you or overseas regulators to conduct investigations or collect evidence within China.

●

Any actions by the Chinese government, including any decision to intervene or influence the operations of any future PRC subsidiary or to exert control over any offering of securities conducted overseas and/or foreign investment in China-based issuers, may cause us to make material changes to the operations of any future PRC subsidiary, may limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless.

●	Cash-Flow Structure of a Post-Acquisition Company Based in China.
●	Exchange controls that exist in the PRC may restrict or prevent us from using the proceeds of this offering to acquire a target company in the PRC and limit our ability to utilize our cash flow effectively following our initial business combination.

●	Because our Sponsor and members of our Board of Directors and management have significant business ties to and are based in the PRC, we will face certain legal and operational risks following our initial public offering, which could cause a significant depreciation of the value of our ordinary shares including rendering them worthless.

●	Since a majority of our directors and officers have significant ties to China, the Chinese government may have potential oversight and discretion over our directors’ and officers’ search for a target company, which could adversely impact our initial business combination, future business and any future offering of securities.

●	Recent greater oversight by the PRC government and Cyberspace Administration of China over data security, particularly for companies seeking to list on a foreign exchange, could adversely impact our initial business combination, future business and any future offering of securities.

●	In July 2021, the Communist Party of China Central Committee and the General Office of the State Council jointly issued a document to promote the high-quality development of the capital market, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight. If a PRC regulatory body subsequently determines that its approval is needed for this offering, we cannot predict whether we will be able to obtain such approval.

Risks Relating to the Post-Business Combination Company

●	Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

●	The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

●	Our management may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

Risks Relating to Our Management Team

●	Our Sponsor and members of our Board of Directors and management have significant business ties to and are based in the People’s Republic of China (the “PRC” or “China”).

●	Since a majority of our directors and officers have significant ties to China, the Chinese government may have potential oversight and discretion over the conduct of our directors’ and officers’ search for a target company.

●	The members of our Board of Directors and management team are located in China, they are citizens of China and/or their assets are located in China, and following completion of a business combination, we may conduct most of our operations in China and most of our assets may be located in China.

●	We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

●	Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Risks Relating to Our Securities

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	Our sponsor paid an aggregate of $25,000, or approximately $0.017 per founder share, and, accordingly, you will experience immediate and substantial dilution from the purchase of the ordinary shares.

●	Since our sponsor paid approximately $0.017 per share for the founder shares, our officers and directors could potentially make a substantial profit even if we acquire a target business that subsequently declines in value.

General Risk Factors

●	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Past performance by our sponsor and our management team including their affiliates and including the businesses referred to herein, may not be indicative of future performance of an investment in us or in the future performance of any business that we may acquire.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTY

We currently maintain our executive offices located at 10 East 53rd Street, Suite 3001, New York, NY 10022 and our telephone number is + (86) 1350 1152063. We consider our current office space adequate for our current operations. An affiliate of our Sponsor has agreed to make available to our Sponsor certain general and administrative services, including such office space and the Company has agreed to pay to the affiliate of our Sponsor, $10,000 per month for up to twelve months, subject to extension to up to 18 months, for such administrative services.  $20,000 and $0 was accrued as of December 31, 2023 and 2022.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR ORDINARY EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Units, Public Shares, and Public Rights are traded on the Nasdaq Stock Exchange under the symbols “AITRU,” “AITR,” and “AITRR,” respectively. Our Units commenced public trading on November 9, 2023, and our Public Shares and Public Rights commenced separate trading on January 2, 2024.

Holders

As of April 5, 2024, there were 8 holders of record of our Units, 1 holders of record of our Public Shares, 7 holders of record of our founder shares, and 1 holders of record of our Public Rights. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time and we will only pay such dividend out of our profits or share premium account (subject to solvency requirements) as permitted under Cayman Islands law. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On November 10, 2023, simultaneously with the consummation of the closing of the IPO, the Company consummated the private placement of an aggregate of 277,750 units (the “Private Placement Units”) to AI Transportation Corp, the sponsor of the Company (the “Sponsor”), at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $2,777,500 (the “Private Placement”). No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The placement units (and underlying placement shares) are identical to the units sold in the private offering. Our initial shareholders have agreed (A) to vote their placement shares in favor of any proposed business combination, (B) not to convert any placement shares in connection with a shareholder vote to approve a proposed initial business combination or sell any placement shares to us in a tender offer in connection with a proposed initial business combination and (C) that the placement shares shall not participate in any liquidating distribution from our trust account upon winding up if a business combination is not consummated. In the event of a liquidation prior to our initial business combination, the placement units will likely be worthless.

Use of Proceeds from the Public Offering

On November 10, 2023, the Company consummated its Initial Public Offering of 6,000,000 units (the “Units” consisting of one Ordinary share and one right entitling the holder thereof to receive one-eighth (1/8) of one ordinary share of upon consummation of our initial business combination (the “Public Shares”)), at $10.00 per Unit, generating gross proceeds of $60,000,000, and incurring offering costs of 2,723,449, of which $1,200,000 was for deferred underwriting commissions. The Company granted the underwriter a 45-day option to purchase up to an additional 900,000 Units at the Initial Public Offering price to cover over-allotments.

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

ITEM 6.	[RESERVED]

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “us,” “our” or “we” refer to AI Transportation Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a newly organized blank check company incorporated as a Cayman Islands exempted company formed for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (i.e., our “initial business combination”).

We intend to focus our search for a target business in the AI transportation industry, specifically focused on logistics, new energy vehicles, smart parking, on-board chips, AI algorithms, automotive services, and other types of “intelligent transportation.” We believe that deep learning, reinforced learning, big data, cloud computing, IoT, and other cutting-edge technologies, such as that promoted by the Institute for AI Research in the field of AI+Transportation, which focuses on self-driving, smart traffic network and cooperative vehicle infrastructure, will facilitate overcoming key technological obstacles to building intelligence into cities’ transportation network, restructuring the smart transportation ecosystem, and realizing safer, greener, more comfortable and efficient travel. To date, our efforts have been limited to organizational activities as well as activities related to our offering. We have not selected any potential business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any potential business combination target.

We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering, including the full exercise of the underwriters’ over-allotment option, and the sale of the Placement Units that occurred simultaneously with the Initial Public Offering, our securities, debt or a combination of cash, securities and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Result of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 9, 2022 (inception) through December 31, 2023 were organizational activities and those necessary to prepare for the Initial Public Offering. Subsequent to the Initial Public Offering, our activities have been limited to identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

Liquidity and Capital Resources

As of December 31, 2023, the Company had $584,635 of cash in its operating bank account.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 5), and loan from the Sponsor of $159,069 under the Note (as defined in Note 5). On December 6, 2023, an amount of $159,069 borrowed under the promissory note with the Sponsor was fully repaid by the Company. There was a balance of $0 and $29,237 under the promissory note as of December 31, 2023 and 2022, respectively. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of December 31, 2023, there were no amounts outstanding under any Working Capital Loan.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s Sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2023.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of December 31, 2023, there was no critical accounting policies or estimates.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

The net proceeds of the Initial Public Offering, including amounts in the Trust Account, are invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 8.	Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that due to inadequate segregation of duties within account processes and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping, during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our officers, directors and independent directors are as follows:

Name	Age	Position
Yongjin Chen	45	Chief Executive Officer, Chairman of the Board and Executive Director
Yun Wu	40	Chief Financial Officer and Executive Director
Wong Ping Kuen	36	Independent Director
Ka Cheong Leung	33	Independent Director
Dick Wai Mak	50	Independent Director

Our management team is led by Yongjin Chen, Chief Executive Officer, Chairman and Executive Director, and Yun Wu, Chief Financial Officer and Executive Director.

Yongjin Chen, Chief Executive Officer, Chairman and Executive Director. Mr. Chen resides in Beijing, China, and brings more than two decades of experience in finance and technology. He is currently a partner at ShuiMu United (Beijing) Investment Management Co., Ltd, where he has served since July 2017. At ShuiMu United, Mr. Chen has worked with investors in the technology space. Prior to that, Mr. Chen was a founding partner responsible for fundraising, investment management and other aspects of funds at Beijing D&S Capital Management Co., Ltd, where he served from February 2014 to July 2017. From November 2015 to December 2016, Mr. Chen was the CEO of Beijing Heima Financial and a Managing Partner at the Beijing Heima Fund. From November 2014 to November 2015, he was an Executive Director at Yajie Angel Investment Management (Beijing) Co., Ltd. Mr. Chen started his career as the founder and general manager of HanYu Century (Beijing) Information Technology Co., Ltd. where he developed and operated a web-based virtual community called “Giant Bubble” from January 2007 to November 2014.

Mr. Chen holds a Bachelor’s Degree from Tsinghua University’s School of Mechanical Engineering (2000), an MBA from Peking University’s Guanghua School of Management (2015) and a Master’s Degree from Peking University’s Guanghua School of Management (2022).

Yun Wu, Chief Financial Officer and Executive Director. Ms. Wu resides in Beijing, China and brings more than two decades of experience in finance, e-commerce and technology companies. She is currently an accounting supervisor at ShuiMu United (Beijing) Investment Management Co., Ltd., where she has served since April 2018 establishing and improving the company’s accounting management and financial management system, preparing and summarizing financial statements and working with audits. At ShuiMu United, Ms. Wu has also undertaken the due diligence review of government guide funds and has formulated tax financial plans for the company. Prior to that, she was a general ledger accountant at Beijing Dong Qiu Di Technology Co., Ltd. from August 2015 to April 2018, where she was responsible for the financial processing of the e-commerce department, amongst other duties.

At Beijing Dong, Ms. Wu also handled and maintained financial aspects of the business including high-tech management and subsequent maintenance and annual audits and tax settlements of domestic and foreign companies. From March 2015 to July 2015, Ms. Wu was a finance supervisor at Beijing Tiantian Fresh Technology Co., Ltd. and from March 2010 to February 2015, she was a finance supervisor at Reisi Interactive (Beijing) Consulting Co., Ltd. At Beijing Tiantian, Ms. Wu was responsible for improving the company’s financial system and sales performance rules, daily business transaction contracts, and daily accounting treatment, among other obligations. At Reisi Interactive, Ms. Wu was responsible for the daily tax work of the company, outsourcing project financial analysis and preparing annual, quarterly and monthly cash flow budgets, among other obligations.

Ms. Wu holds a Bachelor’s Degree from Nanjing University (2006) and various accounting certificates, including an intermediate accounting qualification certificate (2022), a fund qualification certificate (2018), an accounting primary qualification certificate (2013) and an accounting professional qualification certificate (2012).

Our Independent Directors

Wong Ping Kuen (Ricky), Independent Director and Chair of the Audit Committee. Mr. Kuen resides in Hong Kong and is currently the Managing Director at Ceres Asset Management Limited, where he has been in charge of information systems since September 2019. Mr. Kuen is also currently a Managing Director of Credito Capital Group, which he founded in September 2015, and which manages various funds, including Beijing Credito Capital Investment Fund Management Co Ltd and Nanjing Credito Capital Investment Fund Management Co Ltd. Nanjing Credito Capital established, managed and exited a semiconductor early stage fund and Credito Capital Consulting and Appraisal Limited, another one of Credito Capital Group’s entities, provides bond issuances, IPOs, M&A and restructuring consulting for clients in China, Hong Kong and the US. Mr. Kuen is also currently an Executive Director at Dolphio Tech Limited and an Independent Director at Sino Harbour Holdings Group Limited, where he has served since June 2022 and June 2020, respectively. From December 2011 to July 2014, Mr. Kuen was a financial controller at Sunz (China) Holdings Group, where he was involved on various M&A projects, and from September 2008 to November 2011, he was a Senior Associate at Deloitte Touche Tohmatsu. At Sunz, Mr. Kuen also sourced, analyzed and executed various merger and acquisition projects, and at Deloitte, Mr. Kuen engaged in statutory assurance services for public and private companies including Hong Kong-listed and multinational corporations in China.

Mr. Kuen holds a Bachelor of Business Administration in Accounting and Information Science from The Hong Kong University of Science and Technology (2008), an MBA from Peking University (2013), an MBA from National University of Singapore (2015) and is a Certified Public Accountant of the Hong Kong Institute of Certified Public Accountants (since 2011).

Ka Cheong Leung (Alex), Independent Director and Chair of the Compensation Committee. Mr. Leung resides in Hong Kong and is currently the Chief Operating Officer of Ceres Asset Management Limited, where he has been since September 2021. As the COO of Ceres, Mr. Leung manages and supervises daily fund operations, procedures and risk control guidelines and oversees middle office and funds control along with the company’s investment team. Prior to that, Mr. Leung was the Vice President of Beijing Credito Capital Investment Fund Management Limited, from August 2018 to September 2021, where he conducted research and performed due diligence on investment targets and consulted and advised on business strategy and investments. From January 2017 to July 2018, Mr. Leung was a corporate finance analyst at Cypress House Capital Limited where he advised on transactions under Hong Kong Listing Rules and Codes on Takeovers and Mergers. At Cypress House, Mr. Leung also structured and executed corporate finance engagements for Hong Kong listed companies. Mr. Leung was also an assistant manager for audit financial services at KPMG from April 2015 to January 2017 and a senior associate at PricewaterhouseCoopers from September 2012 to April 2015.

Mr. Leung holds a Bachelors of Business Administration in Professional Accounting from The Hong Kong University of Science and Technology (2012) and is a qualified member of the HKICPA (2017).

Dick Wai Mak (David), Independent Director and Chair of the Corporate Governance and Nominating Committee. Mr. Mak resides in Hong Kong and is currently the Chief Operating Officer of Yao Teng Investment Fund SPC where he has been since April 2020. At Yao Teng, a mutual fund established in the Cayman Islands, Mr. Mak is involved in the operation of the fund in collaboration with the investment manager, fund administrator and fund advisor. Mr. Mak is also responsible for identifying potential projects, valuation and structure investment. Mr. Mak is also currently an external consultant and Senior Vice President at Credito Capital Group, where he has been since April 2017. Credito focuses on setup and management of industry specific private equity funds in logistics, technology and smart retails. Mr. Mak is responsible at Credito for identifying potential projects, valuation and fundraising strategy.

From March 2014 to February 2017, Mr. Mak was the Chief Operating Officer at KIDBOT, an interactive content, service and technology product provider for children. At KIDBOT, Mr. Mak was in charge of education hardware development and business channel networks in China and Hong Kong. Prior to that, Mr. Mak was the Managing Director at Wisefield Consulting Group Ltd. and Nippon Circuits Ltd., from November 2010 to February 2014 and May 2003 to October 2010, respectively. At Wisefield Consulting, Mr. Mak implemented marketing strategy and channel sales programs to support clients, among other roles, and at Nippon Circuits, Mr. Mak and his team successfully developed major global EMS (Electronics Manufacturing Services) and OEM (Original Equipment Manufacturer) accounts, including for many technology companies.

Mr. Mak holds a Bachelor’s Degree in Economics from the University of San Diego (1994) and a Master of Science in Financial Management from the University of London (2003).

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship which in the opinion of the Company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Wong Ping Kuen, Ka Cheong Leung and Dick Wai Mak are “independent directors,” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Number and Terms of Office of Officers and Directors

We have five directors presently. Our board of directors is divided into three classes, with only one class of directors being elected in each year and with each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. Moreover, there is no requirement under the Companies Act for us to hold annual or general meetings or appoint directors.

The term of office of the first class of directors, consisting of Wong Ping Kuen and Ka Cheong Leung will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Dick Wai Mak, will expire at our second annual meeting of the shareholders. The term of office of the third class of directors, consisting of Yongjin Chen and Yun Wu will expire at our third annual meeting of shareholders. We may not hold an annual meeting of shareholders until after we complete our initial business combination.

Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in the IPO, our sponsor, upon completion of an initial business combination, will be entitled to nominate individuals for election to our board of directors, as long as our sponsor holds any securities covered by the registration rights agreement.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to nominate persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association will provide that our officers may consist of one or more chairman of the board of directors, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Upon the effectiveness of the Registration Statement, our board of directors will have three standing committees: an audit committee, a compensation committee and a corporate governance and nominating committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the corporate governance and nominating committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee with a minimum of three independent directors who satisfy the independence requirements of Rule 10A-3. We have established an audit committee of the board of directors. Wong Ping Kuen, Ka Cheong Leung and Dick Wai Mak serve as members of our audit committee. Our board of directors has determined that each of Wong Ping Kuen, Ka Cheong Leung and Dick Wai Mak meet the independent director standard under Nasdaq listing standards and under Rule 10A-3(b)(1) of the Exchange Act. Wong Ping Kuen will serve as the chairman of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that each qualifies as an “audit committee financial expert” as defined in applicable SEC rules. We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	appointing, compensating and overseeing our independent registered public accounting firm;

●	reviewing and approving the annual audit plan for the Company and assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	overseeing the integrity of our financial statements and our compliance with legal and regulatory requirements;

●	discussing the annual audited financial statements and unaudited quarterly financial statements with management and the independent registered public accounting firm;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

●	appointing or replacing the independent registered public accounting firm;

●	establishing procedures for the receipt, retention and treatment of complaints (including anonymous complaints) we receive concerning accounting, internal accounting controls, auditing matters or potential violations of law;

●	monitoring our environmental sustainability and governance practices;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

●	approving audit and non-audit services provided by our independent registered public accounting firm;

●	discussing earnings press releases and financial information provided to analysts and rating agencies;

●	discussing with management our policies and practices with respect to risk assessment and risk management;

●	reviewing any material transaction between us and our Chief Financial Officer that has been approved in accordance with our Code of Ethics for our officers, and providing prior written approval of any material transaction between us and our President, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities; and

●	producing an annual report for inclusion in our proxy statement, in accordance with applicable rules and regulations.

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee include Wong Ping Kuen, Ka Cheong Leung and Dick Wai Mak. Ka Cheong Leung serve as chairman of the compensation committee. Under Nasdaq listing standards and governance rules and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent directors.

Our board of directors has determined that each of Wong Ping Kuen, Ka Cheong Leung and Dick Wai Mak is independent. We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer’s based on such evaluation;

●	reviewing and making recommendations to our board of salaries and approving incentive compensation and equity awards, as well as compensation policies, for all other officers who file reports of their ownership, and changes in ownership, of the Company’s ordinary shares under Section 16(a) of the Exchange Act (the “Section 16 Officers”), as designated by our board of directors;

●	making recommendations to the board of directors with respect to incentive compensation programs and equity-based plans that are subject to board approval;

●	approving any employment or severance agreements with our Section 16 Officers;

●	granting any awards under equity compensation plans and annual bonus plans to our President and the Section 16 Officers;

●	approving the compensation of our directors; and

●	producing an annual report on executive compensation for inclusion in our proxy statement, in accordance with applicable rules and regulations.

No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

Our charter provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Corporate Governance and Nominating Committee

We have established a corporate governance and nominating committee of our board of directors. The members of our corporate governance and nominating committee include Wong Ping Kuen, Ka Cheong Leung and Dick Wai Mak. Dick Wai Mak serve as chairman of the corporate governance and nominating committee. Under the Nasdaq listing standards, we are required to have a corporate governance and nominating committee composed entirely of independent directors. Our board of directors has determined that each of Wong Ping Kuen, Ka Cheong Leung and Dick Wai Mak is independent.

We have adopted a corporate governance and nominating committee charter, which details the principal functions of the corporate governance and nominating committee, including:

●	identifying individuals qualified to become members of the board of directors and making recommendations to the board of directors regarding nominees for election;

●	reviewing the independence of each director and making a recommendation to the board of directors with respect to each director’s independence;

●	developing and recommending to the board of directors the corporate governance principles applicable to us and reviewing our corporate governance guidelines at least annually;

●	making recommendations to the board of directors with respect to the membership of the audit, compensation and corporate governance and nominating committees;

●	overseeing the evaluation of the performance of the board of directors and its committees on a continuing basis, including an annual self-evaluation of the performance of the corporate governance and nominating committee;

●	considering the adequacy of our governance structures and policies, including as they relate to our environmental sustainability and governance practices;

●	considering director nominees recommended by shareholders; and

●	reviewing our overall corporate governance and reporting to the board of directors on its findings and any recommendations.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which is specified in our charter, generally provide that, with regards to persons to be nominated:

●	should possess personal qualities and characteristics, accomplishments and reputation in the business community;

●	should have current knowledge and contacts in the communities in which we do business and, in our industry, or other industries relevant to our business;

●	should have the ability and willingness to commit adequate time to the board of directors and committee matters;

●	should demonstrate ability and willingness to commit adequate time to the board of directors and committee matters;

●	should possess the fit of the individual’s skills and personality with those of other directors and potential directors in building a board of directors that is effective, collegial and responsive to our needs; and

●	should demonstrate diversity of viewpoints, background, experience, and other demographics, and all aspects of diversity in order to enable the board of directors to perform its duties and responsibilities effectively, including candidates with a diversity of age, gender, nationality, race, ethnicity, and sexual orientation.

Each year in connection with the nomination of candidates for election to the board of directors, the board of directors will evaluate the background of each candidate, including candidates that may be submitted by our shareholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit committee charter as exhibits to the Registration Statement. You can review our Code of Ethics by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

None of our executive officers or directors have received any cash compensation for services rendered to us. In addition, our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, executive officers or directors, or our or their respective affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and completing an initial business combination. During the year ended December 31, 2023, the Sponsor transferred 60,000 ordinary shares among the Company’s Chief Executive Officer, Chief Financial Officer and three independent directors at their original purchase price. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the Company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the completion of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the completion of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of April 5, 2024 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers, and directors that beneficially owns ordinary shares; and

●	all our executive officers, and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them.

On January 1, 2023, our sponsor paid an aggregate of $25,000, or approximately $0.017 per unit, in connection with the subscription for 1,437,500 founder shares, par value $0.0001, which are ordinary shares subject to certain limitations and restrictions as described elsewhere in the Registration Statement. On November 8, 2023, the Company issued a dividend to our sponsor in the form of fully-paid shares in the amount of 287,500 founder shares. A total of 225,000 shares were forfeited among the sponsor’s 1,725,000 founder shares because the underwriter did not exercise its over-allotment option. Prior to the initial investment in the Company of $25,000 by our sponsor, the Company had no assets, tangible or intangible. The per unit price of the founder shares was determined by dividing the amount contributed to the Company by the number of founder shares issued.

The percentages in the following table reflect: (i) the issuance of 6,000,000 ordinary shares underlying the public units in our initial public offering, (ii) the fact that the underwriters elected not to exercise their over-allotment option to purchase additional units, which led to our sponsor forfeiting 225,000 of its 1,437,500 founder shares, (iii) the issuance of 277,750 ordinary shares underlying the 277,750 placement units contemporaneous to the closing of our initial public offering, (iv) the issuance of 60,000 ordinary shares as representative shares for a total of 7,837,750 ordinary shares issued and outstanding as of April 5, 2023.

Name and Address of Beneficial Owner(1)(2)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Ordinary Shares
AI TRANSPORTATION CORP(1)	1,729,750	22.07%
Yongjin Chen(1)(3)	1,729,750	22.07%
Yun Wu	12,000	*
Wong Ping Kuen	12,000	*
Ka Cheong Leung	12,000	*
Dick Wai Mak	12,000	*
All executive officers and directors as a group (5 individuals)	1,777,750	22.68%
Glazer Capital, LLC(4)	880,427	11.2%
Kerry Propper(5)	477,150	5.7%
Karpus Investment Management(6)	906,474	11.6%
Harraden Circle Investments, LLC(7)	780,400	9.96%

*	Less than 1%

(1)	AI Transportation Corp, our sponsor, is the record holder of the securities reported herein. Mr. Yongjin Chen is the Chief Executive Officer of the Company and the beneficial owner of the sponsor. By virtue of this relationship, Mr. Chen may be deemed to have beneficial ownership of the securities held of record by our sponsor. Mr. Chen disclaims any such beneficial ownership except to the extent of his pecuniary interest. The business address of Mr. Chen and our sponsor, AI Transportation Corp, is No. 1092, Building 1, Yard 10, XiXiaoying South Ring Road, SuJiatuo Town, HaiDian District, Beijing China 100084.

(2)	Does not include beneficial ownership of any ordinary shares underlying outstanding placement rights as such shares are not issuable within 60 days of the date of this report.

(3)	Mr. Yongjin Chen has voting and dispositive power over the shares owned by AI Transportation Corp.

(4)	Based on Schedule 13G/A filed jointly by Glazer Capital, LLC, a Delaware limited liability company (“Glazer Capital”) and Mr. Paul J. Glazer (“Mr. Glazer”), who serves as the Managing Member of Glazer Capital, with respect to the shares of Common Stock held by the Glazer Funds filed on February 14, 2024 whose business office of each of the Reporting Persons is 250 West 55th Street, Suite 30A, New York, New York 10019.

(5)	Based on Schedule 13G filed jointly by Kerry Propper and Antonio Ruiz-Gimenez, with respect to the shares of Common Stock held filed on February 14, 2024 whose business office of each of the Reporting Persons is 17 State Street, Suite 2130, New York, New York 10004.

(6)	Based on Schedule 13G/A filed jointly by Karpus Management, Inc., d/b/a Karpus Investment Management (“Karpus” or the “Reporting Person”). Karpus is a registered investment adviser under Section 203 of the Investment Advisers Act of 1940. Karpus is controlled by City of London Investment Group plc (“CLIG”), which is listed on the London Stock Exchange. However, in accordance with SEC Release No. 34-39538 (January 12, 1998), effective informational barriers have been established between Karpus and CLIG such that voting and investment power over the subject securities is exercised by Karpus independently of CLIG, and, accordingly, attribution of beneficial ownership is not required between Karpus and CLIG, with respect to the shares of Common Stock held filed on February 14, 2024 whose business office of each of the Reporting Persons is 183 Sully’s Trail, Pittsford, New York 14534.

(7)

Based on Schedule 13G/A filed jointly by Harraden Fund. Harraden GP is the general partner to Harraden Fund, and Harraden LLC is the general partner of Harraden GP. Harraden Adviser serves as investment manager to Harraden Fund and other high net worth individuals. Mr. Fortmiller is the managing member of each of Harraden LLC and Harraden Adviser may be deemed to indirectly beneficially own the Shares reported herein directly beneficially owned by Harraden Fund, with respect to the shares of Common Stock held filed on November 15, 2023 whose business office of each of the Reporting Persons is 299 Park Avenue, 21st Floor, New York, NY 10171.

The founder shares held by our initial shareholders will represent approximately 20% of our outstanding ordinary shares immediately following the completion of this offering (excluding any placement units), with the potential to own as a result of their founder shares up to 22.68% of the outstanding ordinary shares upon completion of the initial public offering (including the placement units) based on certain triggering events.

Holders of our public shares will not have the right to appoint any directors to our board of directors prior to our initial business combination. Because of this ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination.

The holders of the founder shares have agreed (a) to vote any founder shares owned by it in favor of any proposed business combination and (b) not to redeem any founder shares in connection with a shareholder vote to approve a proposed initial business combination. Our sponsor and our executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

On January 1, 2023, our sponsor paid an aggregate of $25,000, or approximately $0.017 per unit, in connection with the subscription by it for 1,437,500 founder shares, par value $0.0001. On November 8, 2023, the Company issued a dividend to our sponsor in the form of fully-paid shares in the amount of 287,500 founder shares. A total of 225,000 shares were forfeited among the sponsor’s 1,725,000 founder shares because the underwriter did not exercise its over-allotment option. The number of founder shares issued was determined based on the expectation that such founder shares would represent approximately 20% of the outstanding shares upon completion of this offering (excluding the placement units and underlying securities).

The founder shares may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder. During the year ended December 31, 2023, the Sponsor transferred 60,000 ordinary shares among the Company’s Chief Executive Officer, Chief Financial Officer and three independent directors at their original purchase price.

Private Placement Units

Simultaneously with the consummation of the closing of the Initial Public Offering, the Company consummated the private placement of an aggregate of 287,500 placement units (the “Placement Units”) to the Sponsor at a price of $10.00 per Placement Unit, generating total gross proceeds of $2,875,000. Each Placement Unit consists of one ordinary and one private right (the “Private Rights”). Each holder of a Private Right will receive one-eighth (1/8) of an ordinary share upon consummation of our initial business combination. Except in cases where we are not the surviving company in a business combination, each holder will automatically receive one-eighth (1/8) of an ordinary share upon consummation of our initial business combination. In the event we will not be the surviving company upon completion of our initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-eighth (1/8) of a share underlying each right upon consummation of the business combination.

Administrative Services Arrangement

An affiliate of our Sponsor has agreed, commencing from the date that the Company’s securities are first listed on Nasdaq, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company our Sponsor certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to the affiliate of our Sponsor, $10,000 per month, for up to twelve months, subject to extension to up to 18 months, as provided in the Company’s registration statement, for such administrative services. $20,000 and $0 was accrued as of December 31, 2023 and 2022, respectively.

Conflicts of Interest

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present business combination opportunities to such entity. Accordingly, in the future, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations under Cayman Islands law, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that any fiduciary duties or contractual obligations of our officers arising in the future would materially undermine our ability to complete our initial business combination.

In addition, our sponsor, officers, directors and advisors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers, directors and advisors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. However, we do not believe that any potential conflicts would materially affect our ability to complete our initial business combination.

Our amended and restated memorandum and articles of association will provide that to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Further, our amended and restated memorandum and articles of association will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one that we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Related Party Loans and Advances

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2023, no amounts under such loans have been drawn.

Registration Rights

The holders of the founder shares, placement units (including securities contained therein), units (including securities contained therein) that may be issued upon conversion of working capital loans, any ordinary shares issuable upon the exercise of the placement rights any ordinary shares and rights (and underlying ordinary shares) that may be issued upon conversion of the units issued as part of the working capital loans will be entitled to registration rights pursuant to a registration rights agreement signed prior on the effective date of the initial public offering, requiring us to register such securities for resale. The holders of these securities are entitled to make up to two demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act.

However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period, which occurs (i) in the case of the founder shares, as described in the following paragraph, and (ii) in the case of the placement rights, 30 days after the completion of our initial business combination. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering our securities. We will bear the expenses incurred in connection with the filing of any such registration statements.

Except as described herein, our sponsor, officers and directors have agreed not to transfer, assign or sell any of their founder shares and placement units until the earlier to occur of: (A) six months after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last sale price of our ordinary shares equals or exceeds $12.00 per unit (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship which in the opinion of the Company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Wong Ping Kuen, Ka Cheong Leung and Dick Wai Mak are “independent directors,” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Facilities

We currently maintain our executive offices located at 10 East 53rd Street, Suite 3001, New York, NY 10022 and our telephone number is + (86) 1350 1152063. We consider our current office space adequate for our current operations. An affiliate of our Sponsor has agreed to make available to our Sponsor certain general and administrative services, including such office space and the Company has agreed to pay to the affiliate of our Sponsor, $10,000 per month for up to twelve months, subject to extension to up to 18 months, for such administrative services.  $20,000 and $0 was accrued as of December 31, 2023 and 2022.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of MaloneBailey, LLP, or MaloneBailey, acts as our independent registered public accounting firm. The following is a summary of fees paid to MaloneBailey, LLP for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our initial registration, Initial Public Offering, and year-end financial statements and services that are normally provided by MaloneBailey in connection with regulatory filings. For the period from May 9, 2022 (inception) through December 31, 2022, the aggregate fees billed by our independent registered public accounting firm was approximately $20,000. For the fiscal year end December 31, 2022, and December 31, 2023, the aggregate fees billed by our independent registered public accounting firm were approximately $20,000 and $75,000, respectively. The said amount includes interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay MaloneBailey for consultations concerning financial accounting and reporting standards for the period from May 9, 2022 (inception) through December 31, 2022 or for the fiscal year end of December 31, 2023.

Tax Fees. For the period from May 9, 2022 (inception) through December 31, 2022 or for the fiscal year end of December 31, 2023, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the period from May 9, 2022 (inception) through December 31, 2022 or the fiscal year end of December 31, 2023, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statements and Financial Statement Schedules.

(a) The following documents are filed as part of this Report:

(1) Financial Statements

(2) Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on F-1 on this Report.

(3) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary

Not applicable.

AI TRANSPORTATION ACQUISITION CORP.

INDEX TO AUDITED FINANCIAL STATEMENTS

Page(s)
Report of Independent Registered Public Accounting Firm (PCAOB ID No: 206)	F-2
Financial Statements:
Balance Sheets as of December 31, 2023 and December 31, 2022	F-3
Statements of Operations for the year ended December 31, 2023 and for the period from May 9, 2022 (inception) through December 31, 2022	F-4
Statements of Changes in Stockholders’ Deficit for the year ended December 31, 2023 and for the period from May 9, 2022 (inception) through December 31, 2022	F-5
Statements of Cash Flows for the year ended December 31, 2023 and for the period from May 9, 2022 (inception) through December 31, 2022	F-6
Notes to the Financial Statements	F-7 - F-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

AI Transportation Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AI Transportation Acquisition Corp (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2023 and for the period from May 9, 2022 (inception) through December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the year ended December 31, 2023 and for the period from May 9, 2022 (inception) through December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2023.

Houston, Texas

April 5, 2024

AI TRANSPORTATION ACQUISITION CORP.

BALANCE SHEETs

	December 31,	December 31,
	2023	2022
ASSETS
Cash	$584,635	$—
Deferred offering cost	-	25,000
Total Current Assets	584,635	25,000

Cash and marketable securities held in trust account	60,721,187	—
Total Assets	$61,305,822	$25,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$66,888	$—
Promissory note – related party	—	29,237
Total Current Liabilities	66,888	29,237

Deferred underwriter fee payable	1,200,000	—
Total Liabilities	1,266,888	29,237

Commitments and Contingencies (Note 6)
Redeemable Ordinary share, $0.0001 par value; 500,000,000 shares authorized; 6,000,000 shares issued and outstanding subject to possible redemption, at redemption value of $10.12	60,721,187	—

Stockholders’ Deficit
Ordinary share, $0.0001 par value; 500,000,000 shares authorized; 1,837,750 issued and outstanding (excluding 6,000,000 shares subject to redemption) as of December 31, 2023 and 0 issued and outstanding as of December 31, 2022	184	—
Additional paid-in capital	—	—
Accumulated deficit	(682,437)	(4,237)
Total Stockholders’ Deficit	(682,253)	(4,237)
Total Liabilities and Stockholders’ Deficit	$61,305,822	$25,000

The accompanying notes are an integral part of these financial statements.

AI TRANSPORTATION ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		For the Period from
		May 9, 2022
	For the year ended	(Inception) Through
	December 31, 2023	December 31, 2022
Formation and operating costs	$(157,067)	$(4,237)
Loss from operations	(157,067)	(4,237)

Other income:
Investment income earned on investments held in Trust Account	121,187	—
Total other income	121,187	—

Net Loss	$(35,880)	$(4,237)

Weighted average shares outstanding, basic and diluted	2,366,106	—
Basic and diluted net loss per share	$(0.02)	$ N/A

The accompanying notes are an integral part of these financial statements.

AI TRANSPORTATION ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2023

AND FOR THE PERIOD FROM MAY 9, 2022 (INCEPTION) THROUGH DECEMBER 31, 2022

	Ordinary shares		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	-	$-	$-	$(4,237)	$(4,237)
Issuance of Founder Shares to Sponsor	1,725,000	173	24,827	-	25,000
Sale of public units through public offering	6,000,000	600	59,999,400	-	60,000,000
Sale of Private Placement Units	277,750	28	2,777,472	-	2,777,500
Offering costs	-	-	(1,523,449)	-	(1,523,449)
Deferred underwriting costs	-	-	(1,200,000)	-	(1,200,000)
Issuance of representative shares	60,000	6	(6)	-	-
Ordinary shares subject to redemption	(6,000,000)	(600)	(60,599,400)	-	(60,600,000)
Remeasurement of common stock subject to possible redemption	-	-	-	(121,187)	(121,187)
Accretion of APIC to deficit	-	-	521,156	(521,156)	-
Forfeiture of founder shares	(225,000)	(23)	-	23	-
Net loss	-	-	-	(35,880)	(35,880)
Balance – December 31, 2023	1,837,750	$184	$-	$(682,437)	$(682,253)

	Ordinary shares		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – May 9, 2022 (inception)	-	$-	$-	$-	$-
Net loss	-	-	-	(4,237)	(4,237)
Balance – December 31, 2022	-	$-	$-	$(4,237)	$(4,237)

The accompanying notes are an integral part of these financial statements.

AI TRANSPORTATION ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2023	For the Period from May 9, 2022 (inception) through December 31, 2022
Cash flows from operating activities:
Net loss	$(35,880)	$(4,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Investment income earned on investments held in Trust Account	(121,187)	-
Formation and operating costs paid by Sponsor	-	4,237
Changes in operating assets and liabilities:
Accrued expenses	66,888	-
Net cash used in operating activities	(90,179)	-

Cash flows from investing activities:
Investment of cash in Trust Account	(60,600,000)	-
Net cash used in investing activities	(60,600,000)	-

Cash flows from financing activities:
Proceeds from issuance of founder shares to Sponsor	25,000	-
Proceeds from sale of units through public offering	60,000,000	-
Proceeds from sale of private placement units	2,777,500	-
Payment of offering costs	(1,523,449)	-
Proceeds from promissory note - related party	154,832	-
Repayment of promissory note - related party	(159,069)	-
Net cash provided by financing activities	61,274,814	-

Net change in cash	584,635	-
Cash at the beginning of the period	-	-
Cash at the end of the period	$584,635	$-

Supplemental disclosure of non-cash financing activities:
Deferred underwriting fee payable	$1,200,000	$-
Initial classification of shares subject to redemption	$60,600,000	$-
Subsequent remeasurement to redemption value	$121,187	$-
Issuance of representative shares	$6	$-
Accretion of additional paid in capital to accumulated deficit	$521,155	$-
Deferred offering costs included in promissory note	$-	$25,000

The accompanying notes are an integral part of these financial statements.

AI TRANSPORTATION ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

AI Transportation Acquisition Corp (the “Company”) is a blank check company incorporated in the Cayman Islands on May 9, 2022. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”). The Company may pursue a business combination target in any industry, section or geography, though it intends to focus the search in the transportation field, including but not limited to logistics, new energy vehicles, smart parking, on-board chips and AI algorithms, automotive services and related areas of intelligent transportation.

As of December 31, 2023, the Company had not yet commenced any operations. All activity through December 31, 2023 related to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company’s sponsor is AI Transportation Corp, a newly-formed British Virgin Islands company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on November 8, 2023. On November 10, 2023, the Company consummated its Initial Public Offering of 6,000,000 units (the “Units” and, with respect to the Ordinary Shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $60,000,000 (the “Initial Public Offering”), and incurring offering costs of $2,723,449 , of which $1,200,000 was for deferred underwriting commissions (see Note 3). The Company granted the underwriter a 45-day option to purchase up to an additional 900,000 Units at the Initial Public Offering price to cover over-allotments, if any. On December 26, 2023, the Underwriters advised the Company that it has elected not to exercise the over-allotment option and thereby forfeit the option. As a result, the Company cancelled a total of 225,000 of the Company’s sponsor shares, issued to AI Transportation Corp. thereby reducing the sponsor’s total shares to 1,500,000.

Simultaneously with the consummation of the closing of the IPO, the Company consummated the private placement of an aggregate of 277,750 units (the “Placement Units”) to the Sponsor at a price of $10.00 per Unit, generating gross proceeds of $2,777,500 (the “Private Placement”). (see Note 4).

Following the closing of the Initial Public Offering on November 10, 2023, an amount of $60,600,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and a portion of the proceeds from the sale of the Placement Units was placed in a trust account (the “Trust Account”), located in the United States and held as cash items or invested only in U.S. government securities with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, that invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination, or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the initial business combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek shareholder approval of a Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of how they vote for the Business Combination. The Company will proceed with a Business Combination only if the Company have net tangible assets of at least $5,000,001 immediately prior to or upon such consummation and if a vote is held to approve a Business Combination by an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company.

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

The Company will have until 12 months from the closing of the Initial Public Offering (or up to 18 months from the closing if the Company extends the period to consummate a Business Combination by up to six additional months through six one-month extensions of time, as further provided in the Company’s amended and restated memorandum and articles of association) to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company to pay its franchise and income taxes as well as expenses relating to the administration of the trust account (less up to $50,000 of interest released to the Company to pay taxes and potentially, dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to our obligations under the Companies Act to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity and Capital Resources

As of December 31, 2023, the Company had $584,635 of cash in its operating bank account.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 5), and loan from the Sponsor of $159,069 under the Note (as defined in Note 5). On December 6, 2023, an amount of $159,069 borrowed under the promissory note with the Sponsor was fully repaid by the Company. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of December 31, 2023, there were no amounts outstanding under any Working Capital Loan.

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

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2023 and 2022, the cash in bank amounted to $584,635 and $0, respectively. The Company had no cash equivalents as of December 31, 2023 and 2022.

Investments Held in Trust Account

As of December 31, 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in investment income earned on investments held in Trust in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information. As of December 31, 2023 and 2022, the estimated fair values of investments held in Trust Account amounted to $60,721,187 and $0, respectively.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. These costs, together with the underwriter discount of $1,200,000, were charged to additional paid-in capital upon completion of the Public Offering.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2023 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, there is no provision for income taxes for the year ended December 31, 2023 and for the period from May 9, 2022 (inception) to December 31, 2022.

Net loss per share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income (loss) per share does not consider the effect of the rights issued in connection with the Initial Public Offering and rights issued as components of the Private Placement Units (the “Private Rights”) since the exercise of the Rights are contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods.

The following table reflects the calculation of basic and diluted net loss per ordinary share:

	For The Year Ended December 31, 2023	For The Period from May 9, 2022 (Inception) Through December 31, 2022
Net loss	$(35,880)		$(4,237)
Denominator: weighted average number of ordinary shares	2,366,106		-
Basic and diluted net loss per share	$(0.02)	$	N/A

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of December 31, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of December 31, 2023, cash amounting to $334,635 was not insured.

Fair value of financial instruments

The Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2023 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)	Significant other Observable Inputs (Level 2)	Significant other Unobservable Inputs (Level 3)
Assets
Marketable securities held in trust account	$60,721,187	$—	$—

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (FASB) issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update simplifies the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt—Debt with Conversion and Other Options for convertible instruments and introducing other changes. As a result of FASB ASU No. 2020-06, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost and more convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU No. 2020-06 as of May 9, 2022 (inception). The impact to our balance sheet, statement of operations and cash flows was not material.

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

Accordingly, on December 31, 2023, 6,000,000 Ordinary Shares subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

NOTE 3. INITIAL PUBLIC OFFERING

On November 10, 2023, the Company consummated its Initial Public Offering of 6,000,000 Units, at $10.00 per Unit, generating gross proceeds of $60,000,000. The Company granted the underwriter a 45-day option to purchase up to an additional 900,000 Units at the Initial Public Offering price to cover over-allotments, if any.

Each Unit consists of one Ordinary Share and one Right entitling the holder thereof to receive one-eighth (1/8) of Ordinary Share upon consummation of our initial business combination.

As of November 10, 2023, the Company incurred offering costs of approximately $2,723,449, of which $1,200,000 was for deferred underwriting commissions.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 277,750 Placement Units at a price of $10.00 per Placement Unit raising $2,777,500 in the aggregate.

The proceeds from the sale of the Placement Units were added to the net proceeds from the IPO held in the Trust Account. The Placement Units are identical to the Units sold in the Initial Public Offering, except for the placement rights (“Placement Rights”), as described in Note 7. If the Company does not complete a Business Combination within the Combination Period, the portion of the proceeds from the sale of the Placement Units that were deposited into the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Placement Rights will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On January 1, 2023, the Company issued an aggregate of 1,437,500 ordinary shares to the Sponsor for an aggregate purchase price of $25,000 in cash, of which 187,500 shares held by the Sponsor are subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full. During the year ended December 31, 2023, the Sponsor transferred 60,000 ordinary shares among the Company’s Chief Executive Officer, Chief Financial Officer and three independent directors at their original purchase price. On November 8, 2023, the Company issued a dividend to our initial shareholders in the form of fully-paid shares in the amount of 287,500 founder shares whereby a total of 225,000 shares are subject to forfeiture among the sponsor’s 1,725,000 founder shares if the underwriter does not exercise its over-allotment option in full, which have been retroactively adjusted. The founder shares held by our initial shareholders will represent approximately 20% of our outstanding ordinary shares immediately following the completion of this offering (excluding any placement units). On December 26, 2023, the Underwriters advised the Company that it has elected not to exercise the over-allotment option and thereby forfeit the option. As a result, the Company cancelled a total of 225,000 of the Company’s sponsor shares, issued to AI Transportation Corp. thereby reducing the Sponsor’s total shares to 1,500,000.

Subject to certain limited exceptions, our Sponsor, directors and each member of our management team have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of (a) six months after the completion of our initial business combination and (b) upon completion of our initial business combination, (i) if the last reported sale price of our ordinary shares equals or exceeds $12.00 per unit (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (ii) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Promissory Note – Related Party

On June 1, 2022, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of (i) December 31, 2023 or (ii) the consummation of the Initial Public Offering. These amounts will be repaid shortly after completion of the Initial Public Offering out of the $440,000 of offering proceeds that has been allocated for the payment of offering expenses. On December 6, 2023, an amount of $159,069 borrowed under the promissory note with the Sponsor was fully repaid by the Company. There was a balance of $0 and $29,237 as of December 31, 2023 and 2022, respectively.

Administrative Services Arrangement

An affiliate of our Sponsor has agreed, commencing from the date that the Company’s securities are first listed on Nasdaq, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company our Sponsor certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to the affiliate of our Sponsor, $10,000 per month, for up to twelve months, subject to extension to up to 18 months, as provided in the Company’s registration statement, for such administrative services. $20,000 and $0 was accrued as of December 31, 2023 and 2022, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2023 and 2022, no amounts under such loans have been drawn.

Representative Shares

On November 10, 2023, the Company issued 60,000 representative shares to the representative (and/or its designees) as part of representative compensation. The representative shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales pursuant to FINRA Rule 5110 (e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the date of the commencement of sales the IPO, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the date of the commencement of sales the IPO except to any underwriter and selected dealer participating in the IPO and their officers, partners, registered persons or affiliates.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The initial shareholders and their permitted transferees can demand that the Company register the founder shares, the placement units and the underlying placement shares and placement rights, and the units issuable upon conversion of working capital loans and the underlying ordinary shares and rights, pursuant to the Registration Rights Agreement, dated as of November 8, 2023, among the Company and the sponsor and its permitted transferees. The holders of such securities are entitled to demand that the Company register these securities at any time after consummation of an initial business combination. In addition, pursuant to the Registration Rights Agreement, the holders have certain “piggy-back” registration rights on registration statements filed after our consummation of a business combination.

Underwriting Agreement

The underwriters were entitled to a cash underwriting discount of: (i) approximately one point four percent (1.40%) of the gross proceeds of the Initial Public Offering, or $837,500. In addition, the underwriters are entitled to a deferred fee of two percent (2.00%) of the gross proceeds of the Initial Public Offering upon closing of the Business Combination. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Right of First Refusal

For a period beginning on the closing of the Initial Public offering and ending 12 months from the closing of a Business Combination, the Company has granted EF Hutton LLC, a right of first refusal to act as sole book runner, and/or sole placement agent, at the representative’s sole discretion, for each and every future public and private equity and debt offering, including all equity linked financings for us or any of our successors or subsidiaries. In accordance with FINRA Rule 5110(g)(6)(A), such right of first refusal shall not have a duration of more than three years from the effective date of the Registration Statement. In the event that we terminate our engagement with EF Hutton for cause, any right of first refusal will not survive such termination.

NOTE 7. STOCKHOLDERS’ EQUITY

Ordinary Shares — The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. On December 31, 2022, there were 100 ordinary shares issued and outstanding, which was surrendered on November 8, 2023 and have been retroactively adjusted. On January 1, 2023, the Company issued an aggregate of 1,437,500 ordinary shares to the Sponsor for an aggregate purchase price of $25,000 in cash, of which 187,500 shares held by the Sponsor are subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full. During the year ended December 31, 2023, the Sponsor transferred 60,000 ordinary shares among the Company’s Chief Executive Officer, Chief Financial Officer and three independent directors at their original purchase price. On November 8, 2023, the Company issued a dividend to our initial shareholders in the form of fully-paid shares in the amount of 287,500 founder shares whereby a total of 225,000 shares are subject to forfeiture among the sponsor’s 1,725,000 founder shares if the underwriter does not exercise its over-allotment option in full, which have been retroactively adjusted. The Sponsor and officers and directors (i.e., the Initial Shareholders) will own approximately 20% of the issued and outstanding shares after the Initial Public Offering (assuming the Initial Shareholders do not purchase any Public Shares in the Initial Public Offering and excluding the Placement Units). On December 26, 2023, the Underwriters advised the Company that it has elected not to exercise the over-allotment option and thereby forfeit the option. As a result, the Company cancelled a total of 225,000 of the Company’s sponsor shares, issued to AI Transportation Corp. thereby reducing the sponsor’s total shares to 1,500,000.

As of December 31, 2023, as a result of closing of the IPO and no exercise of the Representative’s Over-Allotment Option, there were 1,837,750 ordinary shares issued and outstanding, excluding 6,000,000 ordinary shares subject to possible redemption.

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

The Placement Units are identical to the Units sold as part of the public Units, except as described in the Company’s Registration Statement, including in part that the initial purchasers agreed not to transfer, assign or sell any of the Placement Units or underlying securities (except in limited circumstances) until 30 days following the completion of the Company’s initial business combination. Such initial purchasers were granted certain demand and piggyback registration rights in connection with the purchase of the Placement Units. The Placement Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

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

NOTE 8. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred through the date the audited financial statements were available to issue. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated as of November 8, 2023, between the Company and EF Hutton, division of Benchmark Investments, LLC(1)
3.1	Amended and Restated Memorandum of Association and Articles of Association dated November 8, 2023(1)
4.1	Specimen Unit Certificate(2)
4.2	Specimen Ordinary Share Certificate(2)
4.3	Rights Agreement, dated as of November 8, 2023, between Continental Stock Transfer & Trust Company and the Company(1)
4.4	Specimen Rights Certificate(2)
10.1	Investment Management Trust Agreement, dated as of November 8, 2023, between Continental Stock Transfer & Trust Company and the Company(1)
10.2	Registration Rights Agreement, dated as of November 8, 2023, among the Company and AI Transportation Corp, the Sponsor of the Company(1)
10.3	Placement Unit Purchase Agreement, dated as of November 8, 2023, between the Company and AI Transportation Corp(1)
10.4.1	Indemnity Agreement, dated as of November 8, 2023, between the Company and Yongjin Chen(1) sec.gov/Archives/edgar/data/1966734/000149315223040458/ex10-4_5.htm
10.4.2	Indemnity Agreement, dated as of November 8, 2023, between the Company and Dick Wai Mak(1) sec.gov/Archives/edgar/data/1966734/000149315223040458/ex10-4_2.htm
10.4.3	Indemnity Agreement, dated as of November 8, 2023, between the Company and Wong Ping Kuen(1) sec.gov/Archives/edgar/data/1966734/000149315223040458/ex10-4_3.htm
10.4.4	Indemnity Agreement, dated as of November 8, 2023, between the Company and Yun Wu(1) sec.gov/Archives/edgar/data/1966734/000149315223040458/ex10-4_4.htm
10.4.5	Indemnity Agreement, dated as of November 8, 2023, between the Company and Ka Cheong Leung(1) sec.gov/Archives/edgar/data/1966734/000149315223040458/ex10-4_1.htm
10.5	Promissory Note, dated as June 1, 2022, issued to AI TRANSPORTATION CORP(2)
10.6	Securities Subscription Agreement, dated January 1, 2023, between the Registrant and AI TRANSPORTATION CORP(2)
10.7	Letter Agreement, dated as of November 8, 2023, among the Company and AI Transportation Corp(1)
10.8	Administrative Services Agreement, dated as of November 8, 2023, between the Company and AI Transportation Corp(1)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase*
101.LAB	Inline XBRL Taxonomy Label Linkbase*
101.PRE	Inline XBRL Definition Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 13, 2023.
(2)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on November 8, 2023.

34

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 5, 2024.

AI TRANSPORTATION ACQUISITION CORP.

By:	/s/ Yongjin Chen
Yongjin Chen
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Yongjin Chen	Chief Executive Officer	April 5, 2024
Yongjin Chen	(Principal Executive Officer)

/s/ Yun Wu	Chief Financial Officer	April 5, 2024
Yun Wu	(Principal Financial Officer)

35