Form 10-Q
period 2024-03-31
AI Transportation Acquisition Corp
filed 2024-05-09
CIK 1966734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 001-41860

AI Transportation Acquisition Corp

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 East 53rd Street, Suite 3001 New York, NY	10022
(Address of principal executive offices)	(Zip Code)

+ (86) 1350 1152063

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share, par value $0.0001 per share, and one right to acquire 1/8th of one Ordinary Share	AITRU	The Nasdaq Stock Market LLC
Ordinary Shares included as part of the Units	AITR	The Nasdaq Stock Market LLC
Rights included as part of the Units	AITRR	The Nasdaq Stock Market LLC

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

As of May 9, 2024, there were 7,837,750 of the Company’s ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

AI TRANSPORTATION ACQUISITION CORP

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AI TRANSPORTATION ACQUISITION CORP

BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2024	2023
ASSETS
Cash	$290,347	$584,635
Prepaid expenses	105,687	-
Other receivable	744	-
Total Current Assets	396,778	584,635

Cash and marketable securities held in trust account	61,506,643	60,721,187
Total Assets	$61,903,421	$61,305,822

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$183,965	$66,888
Total Current Liabilities	183,965	66,888

Deferred underwriter fee payable	1,200,000	1,200,000
Total Liabilities	1,383,965	1,266,888

Commitments and Contingencies (Note 6)
Redeemable Ordinary share, $0.0001 par value; 500,000,000 shares authorized; 6,000,000 shares issued and outstanding subject to possible redemption, at redemption value of $10.25 as of March 31, 2024 and $10.12 as of December 31, 2023, respectively	61,506,643	60,721,187

Stockholders’ Deficit
Ordinary share, $0.0001 par value; 500,000,000 shares authorized; 1,837,750 issued and outstanding (excluding 6,000,000 shares subject to redemption) as of March 31, 2024 and December 31, 2023	184	184
Additional paid-in capital	-	-
Accumulated deficit	(987,371)	(682,437)
Total Stockholders’ Deficit	(987,187)	(682,253)
Total Liabilities and Stockholders’ Deficit	$61,903,421	$61,305,822

The accompanying notes are an integral part of these unaudited financial statements.

AI TRANSPORTATION ACQUISITION CORP

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months	For the three months
	ended	ended
	March 31, 2024	March 31, 2023
Formation and operating costs	$(304,934)	$-
Loss from operations	(304,934)	-

Other income:
Investment income earned on investments held in Trust Account	785,456	-
Total other income	785,456	-

Net Income	$480,522	$-

Weighted average shares outstanding, basic and diluted	7,837,750	1,500,000	(1)
Basic and diluted net income per share	$0.06	$ N/A

(1)	Excludes an aggregate of 225,000 Ordinary Shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.

The accompanying notes are an integral part of these unaudited financial statements.

AI TRANSPORTATION ACQUISITION CORP

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THREE MONTHS ENDED MARCH 31, 2024

(UNAUDITED)

	Ordinary shares		Additional Paid-In	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2023	1,837,750	$184	$-	$(682,437)	$(682,253)
Remeasurement of common stock subject to redemption	-	-	-	(785,456)	(785,456)
Net Income	-	-	-	480,522	480,522
Balance – March 31, 2024	1,837,750	$184	$-	$(987,371)	$(987,187)

AI TRANSPORTATION ACQUISITION CORP

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(UNAUDITED)

	Ordinary shares		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	-	$-	$-	$(4,237)	$(4,237)
Issuance of Founder Shares to Sponsor for subscription fee(1)	1,725,000	173	24,827	-	25,000
Net loss	-	-	-	-	-
Balance – March 31, 2023	1,725,000	$173	$24,827	$(4,237)	$(20,763)

(1)	Includes an aggregate of 225,000 Ordinary Shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.

The accompanying notes are an integral part of these unaudited financial statements.

AI TRANSPORTATION ACQUISITION CORP

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Cash flows from operating activities:
Net income	$480,522	$-
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on investments held in Trust Account	(785,456)	-
Changes in operating assets and liabilities:
Prepaid expenses	(105,687)	-
Other receivables	(744)	-
Accrued expenses	117,077	-
Net cash used in operating activities	(294,288)	-

Cash flows from financing activities:
Proceeds from issuance of founder shares to Sponsor	-	25,000
Payment of offering cost	-	(9,211)
Net cash provided by financing activities	-	15,789

Net change in cash	(294,288)	15,789
Cash at the beginning of the period	584,635	-
Cash at the end of the period	$290,347	$15,789

Supplemental disclosure of non-cash financing activities:
Remeasurement of common stock subject to redemption	$785,456	$-
Deferred offering cost included in the promissory note	$-	$113,756

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

As of March 31, 2024, the Company had not yet commenced any operations. All activity through March 31, 2024 related to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company’s sponsor is AI Transportation Corp, a newly-formed British Virgin Islands company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on November 8, 2023. On November 10, 2023, the Company consummated its Initial Public Offering of 6,000,000 units (the “Units” and, with respect to the Ordinary Shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $60,000,000 (the “Initial Public Offering”), and incurring offering costs of $2,723,449, of which $1,200,000 was for deferred underwriting commissions (see Note 3). The Company granted the underwriter a 45-day option to purchase up to an additional 900,000 Units at the Initial Public Offering price to cover over-allotments, if any. On December 26, 2023, the Underwriters advised the Company that it has elected not to exercise the over-allotment option and thereby forfeit the option. As a result, the Company cancelled a total of 225,000 of the Company’s sponsor shares, issued to AI Transportation Corp. thereby reducing the sponsor’s total shares to 1,500,000.

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

Note 1 — Description of Organization and Business Operations (Continued)

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

Note 1 — Description of Organization and Business Operations (Continued)

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

Liquidity and Capital Resources

As of March 31, 2024, the Company had $290,347 of cash in its operating bank account.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 5), and loan from the Sponsor of $159,069 under the Note (as defined in Note 5). On December 6, 2023, an amount of $159,069 borrowed under the promissory note with the Sponsor, which the Company fully repaid at the closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of March 31, 2024, there were no amounts outstanding under any Working Capital Loan.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as set forth by the Financial Accounting Standards Board (“FASB”), and pursuant to the rules and regulations of the SEC. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2023 included in the 10-K as filed with the SEC on April 5, 2024. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2024, the Company had $290,347 of cash in its operating bank account and no cash equivalents. As of December 31, 2023, the Company had $584,635 of cash in its operating bank account or cash equivalents.

Investments Held in Trust Account

As of March 31, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in investment income earned on investments held in Trust in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information. As of March 31, 2024 and December 31, 2023, the estimated fair values of investments held in Trust Account amounted to $61,506,643 and $60,721,187, respectively.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2024 and December 31, 2023 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, there is no provision for income taxes for the three months ended March 31, 2024 and for the three months ended March 31, 2023.

Note 2 — Summary of Significant Accounting Policies (Continued)

Net income (loss) per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The calculation of diluted income (loss) per share does not consider the effect of the rights issued in connection with the Initial Public Offering and rights issued as components of the Private Placement Units (the “Placement Rights”) since the exercise of the Rights are contingent upon the occurrence of future events. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the periods presented.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2024 and December 31, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of March 31, 2024, cash amounting to $40,347 was not insured.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2024 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)	Significant other Observable Inputs (Level 2)	Significant other Unobservable Inputs (Level 3)
Assets
Marketable securities held in trust account	$61,506,643	$—	$—

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Proposed Public Offering, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accordingly, on March 31, 2024 and December 31, 2023, 6,000,000 Ordinary Shares subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

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

Note 4 — Private Placement

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

Promissory Note – Related Party

On June 1, 2022, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of (i) December 31, 2023 or (ii) the consummation of the Initial Public Offering. These amounts will be repaid shortly after completion of the Initial Public Offering out of the $440,000 of offering proceeds that has been allocated for the payment of offering expenses. On December 6, 2023, an amount of $159,069 borrowed under the promissory note with the Sponsor, which the Company fully repaid at the closing of the Initial Public Offering. There was a balance of $0 and $0 as of March 31, 2024 and December 31, 2023, respectively.

Administrative Services Arrangement

An affiliate of our Sponsor has agreed, commencing from the date that the Company’s securities are first listed on Nasdaq, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company our Sponsor certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to the affiliate of our Sponsor, $10,000 per month, for up to twelve months, subject to extension to up to 18 months, as provided in the Company’s registration statement, for such administrative services. $50,000 and $20,000 was accrued as of March 31, 2024 and December 31, 2023, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2024 and December 31, 2023, no amounts under such loans have been drawn.

Note 5 — Related Party Transactions (Continued)

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

Underwriters Agreement

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

Note 7 – Stockholders’ Deficit

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

Note 7 – Shareholders’ Equity (Continued)

As of March 31, 2024 and December 31, 2023, as a result of closing of the IPO and no exercise of the Representative’s Over-Allotment Option, there were 1,837,750 ordinary shares issued and outstanding, excluding 6,000,000 ordinary shares subject to possible redemption.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”) and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to continue to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended March 31, 2024, we had a net income of $480,522, which was $785,456 investment income earned on investments held in Trust Account offset by $304,934 operating costs.

For the three months ended March 31, 2023, we had a net loss of $0.

Liquidity and Capital Resources

As of March 31, 2024, we had available to us $290,347 of cash on our balance sheet and a working capital of $212,813.

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

As of the date hereof, the underwriters did not exercise their option to purchase an additional 900,000 Option Units pursuant to the exercise of the over-allotment option.

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

If the Company anticipates that it may not be able to consummate our initial Business Combination within 12 months, the Company may extend the period of time to consummate a Business Combination by up to six one month extensions for a total of up to 18 months to complete a Business Combination, subject to the Sponsor depositing additional funds into the Trust Account as set out below. Public shareholders, in this situation, will not be offered the opportunity to vote on or redeem their shares. Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement to be entered into between us and Continental Stock Transfer & Trust Company on the date of this prospectus, in order for the time available for us to consummate our initial Business Combination to be extended, our Sponsor or its affiliates or designees, must deposit for each one-month extension, $199,800 amounting to $0.0333 per unit in either case, into the Trust Account on or prior to the date of the applicable deadline. Any such payments would be made in the form of non-interest bearing loans. If the Company completes our initial Business Combination, the Company will, at the option of our Sponsor, repay such loaned amounts out of the proceeds of the Trust Account released to us or convert a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the placement units. If the Company do not complete a business combination, the Company will repay such loans only from funds held outside of the Trust Account. Furthermore, the letter agreement with our initial shareholders contains a provision pursuant to which our sponsor has agreed to waive its right to be repaid for such loans to the extent there is insufficient funds held outside of the Trust Account in the event that the Company do not complete a business combination. Our sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our initial Business Combination. In the event the Company receives notice from the sponsor of their intent to effect an extension, the Company intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. The public shareholders will not be afforded an opportunity to vote on the extension of time to consummate an initial Business Combination from 12 months to up to 18 months described above or redeem their shares in connection with such extensions.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that due to inadequate segregation of duties within account processes and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping, during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended March 31, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AI Transportation Acquisition Corp.

Date: May 9, 2024	By:	/s/ Yongjin Chen
Yongjin Chen
Chief Executive Officer

