Form 10-Q
period 2024-06-30
AI Transportation Acquisition Corp
filed 2024-08-14
CIK 1966734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 001-41860

AI Transportation Acquisition Corp

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 East 53rd Street, Suite 3001 New York, NY	10022
(Address of principal executive offices)	(Zip Code)

+ (86) 1350 1152063

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share, par value $0.0001 per share, and one right to acquire 1/8th of one Ordinary Share	AITRU	The Nasdaq Stock Market LLC
Ordinary Shares included as part of the Units	AITR	The Nasdaq Stock Market LLC
Rights included as part of the Units	AITRR	The Nasdaq Stock Market LLC

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

As of August 14, 2024, there were 7,837,750 of the Company’s ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

AI TRANSPORTATION ACQUISITION CORP

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AI TRANSPORTATION ACQUISITION CORP

BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2024	2023
ASSETS
Cash	$180,047	$584,635
Prepaid expenses	65,836	-
Other receivable	744	-
Total Current Assets	246,627	584,635

Cash and marketable securities held in trust account	62,301,349	60,721,187
Total Assets	$62,547,976	$61,305,822

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$253,277	$66,888
Total Current Liabilities	253,277	66,888

Deferred underwriter fee payable	1,200,000	1,200,000
Total Liabilities	1,453,277	1,266,888

Commitments and Contingencies (Note 6)
Redeemable Ordinary share, $0.0001 par value; 500,000,000 shares authorized; 6,000,000 shares issued and outstanding subject to possible redemption, at redemption value of $10.38 as of June 30, 2024 and $10.12 as of December 31, 2023, respectively	62,301,349	60,721,187

Shareholders’ Deficit
Ordinary share, $0.0001 par value; 500,000,000 shares authorized; 1,837,750 issued and outstanding (excluding 6,000,000 shares subject to redemption) as of June 30, 2024 and December 31, 2023	184	184
Additional paid-in capital	-	-
Accumulated deficit	(1,206,834)	(682,437)
Total Shareholders’ Deficit	(1,206,650)	(682,253)
Total Liabilities and Shareholders’ Deficit	$62,547,976	$61,305,822

The accompanying notes are an integral part of these unaudited financial statements.

AI TRANSPORTATION ACQUISITION CORP

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three	For the three		For the six	For the six
	months ended	months ended		months ended	months ended
	June 30, 2024	June 30, 2023		June 30, 2024	June 30, 2023
Formation and operating costs	$(219,463)	$-		$(524,397)	$-
Loss from operations	(219,463)	-		(524,397)	-

Other income:
Investment income earned on investments held in Trust Account	794,706	-		1,580,162	-
Total other income	794,706	-		1,580,162	-

Net Income	$575,243	$-		$1,055,765	$-

Weighted average shares outstanding, basic and diluted	7,837,750	1,500,000	(1)	7,837,750	1,500,000	(1)
Basic and diluted net income per share	0.07	N/A		0.13	N/A

(1)	Excludes an aggregate of 225,000 Ordinary Shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.

The accompanying notes are an integral part of these unaudited financial statements.

AI TRANSPORTATION ACQUISITION CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR SIX MONTHS ENDED JUNE 30, 2024

(UNAUDITED)

	Ordinary shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2023	1,837,750	$184	$-	$(682,437)	$(682,253)
Remeasurement of ordinary shares subject to redemption	-	-	-	(785,456)	(785,456)
Net Income	-	-	-	480,522	480,522
Balance – March 31, 2024	1,837,750	$184	$-	$(987,371)	$(987,187)
Remeasurement of ordinary shares subject to redemption	-	-	-	(794,706)	(794,706)
Net Income	-	-	-	575,243	575,243
Balance – June 30, 2024	1,837,750	$184	$-	$(1,206,834)	$(1,206,650)

AI TRANSPORTATION ACQUISITION CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2023

(UNAUDITED)

	Ordinary shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	-	$-	$-	$(4,237)	$(4,237)
Issuance of Founder Shares to Sponsor for subscription fee(1)	1,725,000	173	24,827	-	25,000
Net loss	-	-	-	-	-
Balance – March 31, 2023	1,725,000	$173	$24,827	$(4,237)	$(20,763)
Net loss	-	-	-	-	-
Balance – June 30, 2023	1,725,000	$173	$24,827	$(4,237)	$(20,763)

(1)	Includes an aggregate of 225,000 Ordinary Shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.

The accompanying notes are an integral part of these unaudited financial statements.

AI TRANSPORTATION ACQUISITION CORP

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Cash flows from operating activities:
Net income	$1,055,765	$-
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on investments held in Trust Account	(1,580,162)	-
Changes in operating assets and liabilities:
Prepaid expenses	(65,836)	-
Other receivable	(744)	-
Accrued expenses	186,389	-
Net cash used in operating activities	(404,588)	-

Cash flows from financing activities:
Proceeds from issuance of ordinary shares to Sponsor	-	25,000
Payment of offering cost	-	(23,612)
Net cash provided by financing activities	-	1,388

Net change in cash	(404,588)	1,388
Cash at the beginning of the period	584,635	-
Cash at the end of the period	$180,047	$1,388

Supplemental disclosure of non-cash financing activities:
Remeasurement of ordinary shares subject to redemption	$1,580,162	$-
Deferred offering cost included in the promissory note	$-	$139,449

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

As of June 30, 2024, the Company had not yet commenced any operations. All activity through June 30, 2024, is related to the Company’s formation, the Initial Public Offering (as defined below), and subsequent search for an IBC. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

Liquidity and Capital Resources

As of June 30, 2024, the Company had $180,047 of cash in its operating bank account.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 5), and loan from the Sponsor of $159,069 under the Note (as defined in Note 5). On December 6, 2023, an amount of $159,069 borrowed under the promissory note with the Sponsor, which the Company fully repaid at the closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of June 30, 2024, there were no amounts outstanding under any Working Capital Loan.

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

American Metals Business Combination

On June 28, 2024, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Electrified Materials Corporation, a Delaware corporation (“Pubco”), (iii) AITR Merger Sub 1 Corp, a Delaware corporation and a wholly-owned subsidiary of Pubco (“Merger Sub 1”), (iv) AITR Merger Sub 2 Corp, a Delaware corporation and a wholly-owned subsidiary of Pubco (“Merger Sub 2”), and (v) American Metals LLC, an Indiana limited liability company (the “Company.) AITR, Pubco, Merger Sub 1, Merger Sub 2, and the Company are sometimes referred to herein individually as a “Party” and, collectively, as the “Parties”.

Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the Business Combination Agreement (the “Closing Date”), on the Closing Date, prior to the time at which the First Effective Time occurs, the Company shall transfer by way of continuation from the Cayman Islands to Delaware and domesticate as a Delaware corporation (the “Domestication”) in accordance with Section 388 of the General Corporation Law of the State of Delaware (the “DGCL”) and Part XII of the Cayman Islands Companies Act (2020 Revision) (the “Cayman Islands Act”), on the terms and subject to the conditions set forth in the Business Combination Agreement.

Following the Domestication, the Parties will effect a business combination transaction whereby (a) AITR will merge with and into Merger Sub 1, with AITR continuing as the surviving entity (“Merger 1”), as a result of which, (i) AITR shall become a wholly-owned subsidiary of Pubco, and (ii) each issued and outstanding security of AITR immediately prior to the Closing Date shall no longer be outstanding and shall automatically be cancelled, in exchange for the right of the holder thereof to receive a substantially equivalent security of Pubco; (b) the Company will merge with and into Merger Sub 2, with the Company continuing as the surviving entity (“Merger 2”) as a result of which, (i) the Company shall become a wholly-owned subsidiary of Pubco; and (c) Pubco shall (i) acquire all of the issued and outstanding equity of the Company from its shareholders in exchange (the “Share Exchange”) for shares of common stock of Pubco (the “Pubco Common Stock”); and (d) Pubco will contribute its membership interest in the Company to AITR in exchange for shares of Pubco (the “Company Units Contribution” and, together with the Share Exchange, Merger 1, Merger 2, and the other transactions contemplated by the Business Combination Agreement, the “Transactions”), all upon the terms and subject to the conditions set forth in the Business Combination Agreement and in accordance with the applicable provisions of Delaware and Indiana law.

At the Closing Date, Pubco will issue and deliver to the shareholders of the Company an aggregate number of shares of Pubco Common Stock”) with an aggregate value equal to One Hundred Million U.S. Dollars ($100,000,000) (the “Share Consideration plus the Closing Cash (defined as cash on the Company’s balance sheet as of immediately prior to Closing Date) minus Net Working Capital (as such term is defined in the Business Combination Agreement) less the Closing Debt (defined as the indebtedness of the Company on the Closing Date, less: (i) indebtedness that, by its terms, converts automatically into equity and (ii) any Transaction expenses), with each share of Pubco Common Stock valued at $10.00. In addition to the Share Consideration, the Business Combination Agreement provides for the potential payment of up to $70,000,000 in earnout consideration (the “Earnout Consideration”) to be issued and delivered to the equity holders of the Company at the Closing Date as provided in the Business Combination Agreement provided certain revenue targets are satisfied. Each Company equity holder shall receive its pro rata share of the Share Consideration based on the number of equity units (the “Company Units”) of Company owned by it, divided by the total number of Company Units outstanding (such percentage being each such holder’s “Pro Rata Share”). Each holder of Company Units shall also be entitled to receive its Pro Rata Share of the Earnout Consideration.

Note 1 — Description of Organization and Business Operations (Continued)

The Share Consideration, including the Closing Share Consideration (defined as 100,000,000 shares of Pubco Common Stock) and any Earnout Consideration, will be issued and delivered to the holders of the Company Units, as follows: (i) $100,000,000 worth of Share Consideration at the Closing; (ii) $35,000,000 worth of Earnout Consideration with at a price of $10.00 per Earnout Share (defined as the number of shares of Pubco Common Stock issuable to each holder of Company Units in respect of the Earnout Consideration) at such time as the Company reaches an aggregate of $37,900,000 in revenue (“Level 1 Earnout Consideration”); and (iii) $35,000,000 worth of Earnout Consideration at a price of $10.00 per Earnout Share at such time as the Company reaches an aggregate of $42,800,000 in revenue (“Level 2 Earnout Consideration”).

The Transaction will be consummated subject to the conditions described in the Business Combination Agreement.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as set forth by the Financial Accounting Standards Board (“FASB”), and pursuant to the rules and regulations of the SEC. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2023 included in the 10-K as filed with the SEC on April 5, 2024. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2024, the Company had $180,047 of cash in its operating bank account and no cash equivalents. As of December 31, 2023, the Company had $584,635 of cash in its operating bank account or cash equivalents.

Investments Held in Trust Account

As of June 30, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in investment income earned on investments held in Trust in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information. As of June 30, 2024 and December 31, 2023, the estimated fair values of investments held in Trust Account amounted to $62,301,349 and $60,721,187, respectively.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2024 and December 31, 2023 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, there is no provision for income taxes for the six months ended June 30, 2024 and for the six months ended June 30, 2023.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2024 and December 31, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2024 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)	Significant other Observable Inputs (Level 2)	Significant other Unobservable Inputs (Level 3)
Assets
Marketable securities held in trust account	$62,301,349	$—	$—

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

Note 2 — Summary of Significant Accounting Policies (Continued)

Ordinary Shares Subject to Possible Redemption

As discussed in Note 3, all of the 6,000,000 Ordinary Shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Ordinary Share (including Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. The Company elected to apply immediate accretion related to all offering discounts with the accretion reducing additional paid in capital to $0 and any additional accretion charged to accumulated deficit. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus Public Shares would be required to be disclosed outside of permanent equity.

Accordingly, on June 30, 2024 and December 31, 2023, 6,000,000 Ordinary Shares subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

Note 3 — Initial Public Offering

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

Administrative Services Arrangement

An affiliate of our Sponsor has agreed, commencing from the date that the Company’s securities are first listed on Nasdaq, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company our Sponsor certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to the affiliate of our Sponsor, $10,000 per month, for up to twelve months, subject to extension to up to 18 months, as provided in the Company’s registration statement, for such administrative services. $80,000 and $20,000 was accrued as of June 30, 2024 and December 31, 2023, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2024 and December 31, 2023, no amounts under such loans have been drawn.

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

Note 7 – Shareholders’ Deficit

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

Note 7 – Shareholders’ Equity (Continued)

As of June 30, 2024 and December 31, 2023, as a result of closing of the IPO and no exercise of the Representative’s Over-Allotment Option, there were 1,837,750 ordinary shares issued and outstanding, excluding 6,000,000 ordinary shares subject to possible redemption.

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

NOTE 8. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred through the date the unaudited financial statements were available to issue. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”) and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to continue to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

 For the three months ended June 30, 2024, we had a net income of $575,243, which was $794,706 investment income earned on investments held in Trust Account offset by $219,463 operating costs.

For the three months ended June 30, 2023, we had a net loss of $0.

For the six months ended June 30, 2024, we had a net income of $1,055,765, which was $1,580,162 investment income earned on investments held in Trust Account offset by $524,397 operating costs.

For the six months ended June 30, 2023, we had a net loss of $0.

Liquidity and Capital Resources

As of June 30, 2024, we had available to us $180,047 of cash on our balance sheet and a working capital deficit of $6,650.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that due to inadequate segregation of duties within account processes and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping, during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended June 30, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AI Transportation Acquisition Corp.

Date: August 14, 2024	By:	/s/ Yongjin Chen
Yongjin Chen
Chief Executive Officer

